Form 10KSB
period 2003-12-31
OEF CORPORATE SOLUTIONS INC
filed 2004-05-07
CIK 1164621

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-KSB

[  X ]     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXHANGE ACT
OF  1934  FOR  THE  FISCAL  YEAR  ENDED  DECEMBER  31,  2003

[   ]     TRANSITION  REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXHANGE
ACT  OF  1934  for  the  transition  period  from  _____  to  _____

                        Commission File Number: 333-96589

                          OEF CORPORATE SOLUTIONS, INC.
           (Name of small business issuer as specified in its charter)

                NEVADA                                 880514502
  (State or other jurisdiction of      (I.R.S. Employer Identification Number)
   incorporation or organization)

                   3639 MIDWAY DR. B-323, SAN DIEGO, CA 92110
                    (Address of principal executive offices)

                                  619-688-9308
                           (Issuer's telephone number)

Securities  registered  under  Section  12(b)  of  the  Exchange  Act:  None

Securities  registered  under  Section  12(g)  of  the  Exchange  Act:  None

Check  whether  the  issuer  (1)  has  filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No
[   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

On December 31, 2003 the aggregate market value of the voting stock of OEF Corporate Solutions, Inc. held by non-affiliates of the registrant was $-0-. There is currently no public market for the registrant's common stock. Therefore, the aggregate market value of the stock is deemed to be $0. At December 31, 2003 there were 3,700,000 shares of common stock of the registrant outstanding, par value $.001.

The issuer's revenue for its most recent fiscal year was: $10,740 Documents Incorporated by Reference: None.
Transitional  Small  Business  Disclosure  Format:  Yes  [   ]  No  [  X  ]



                                          FORM  10-KSB
                                  OEF CORPORATE SOLUTIONS, INC.
                                              INDEX

                                                                                             Page
PART I .  Item 1.  Description of Business                                                      3

          Item 2.  Description of Property                                                      5

          Item 3.  Legal Proceedings                                                            5

          Item 4.  Submission of Matters to a Vote of Security Holders                          6

PART II.  Item 5.  Market for Common Equity and Related Stockholder Matters                     6

          Item 6.  Management's Discussion and Analysis or Plan of Operation                    6

          Item 7.  Financial Statements                                                         9

          Item 8.  Changes In and Disagreements with Accountants on Accounting and
          Financial Disclosure                                                                  9

          Item 8A.  Controls and Procedures                                                    10

PART III  Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance
          with Section 16(a) of the Exchange Act                                               10

          Item 10.  Executive Compensation                                                     11

          Item 11.  Security Ownership of Certain Beneficial Owners and Management             12

          Item 12.  Certain Relationships and Related Transactions                             12

          Item 13.  Exhibits and Reports on Form 8-K                                           13

          Item 14.  Principal Accountant Fees and Services                                     14

          Signatures                                                                           15

(Inapplicable  items  have  been  omitted)

                                     PART I


ITEM  1.  DESCRIPTION  OF  BUSINESS

FORWARD-LOOKING  STATEMENT  NOTICE

When used in this report, the words "may," "will," "expect," "anticipate," "continue," "estimate," "project," "intend," and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 regarding events, conditions, and financial trends that may affect the Company's future plans of operations, business strategy, operating results, and financial position. Persons reviewing this report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors.

OUR  HISTORY

We were formed as a Nevada corporation on December 5, 2001 as OEF Corporate Solutions, Inc. We are in the business of providing electronic filing services for clients who need to file registration statements, prospectuses, periodic filings and other documents required by the United States Securities and Exchange Commission.

The SEC requires that all such corporate documents be filed in a special electronic computer format to comply with the SEC's Electronic Data Gathering Analysis and Retrieval system, commonly referred to as EDGAR(R). We convert client documents to the prescribed EDGAR(R) format and submit the converted document directly to the SEC via telecommunications.

OUR  BUSINESS

The laws and rules that govern the securities industry in the United States derive from a simple and straightforward concept: all investors, whether large institutions or private individuals, should have access to certain basic facts about an investment prior to buying it. To achieve this, the SEC requires public companies to disclose meaningful financial and other information to the public, which provides a common pool of knowledge for all investors to use to judge for themselves if a company's securities are a good investment. Only through the steady flow of timely, comprehensive and accurate information can people make sound investment decisions.

The EDGAR system is intended to facilitate broad and rapid dissemination of investment information to the public via electronic format. EDGAR, the Electronic Data Gathering, Analysis, and Retrieval system, performs automated collection, validation, indexing, acceptance, and forwarding of submissions by companies and others who are required by law to file forms with the U.S. Securities and Exchange Commission. Its primary purpose is to increase the efficiency and fairness of the securities market for the benefit of investors, corporations, and the economy by accelerating the receipt, acceptance, dissemination, and analysis of time-sensitive corporate information filed with the agency.

The SEC requires that every document submitted via EDGAR contain an accompanying submission entry and be accurately processed. The basic submission information identifies the entity for which the filing is being made as well as a number of other specified fields.

We provide our clients with a secure, reliable, fast and cost-efficient service to file documents with the SEC. We have obtained the EDGARIZER software in order to automate the conversion process. EDGARIZER is a conversion program that reads formatted documents prepared with word processor or spreadsheet software and converts them into the required ASCII format for EDGAR filing. Using EDGARIZER eliminates a significant portion of labor that would otherwise be required without the software. The EDGARized documents are then transmitted directly to the SEC via the Internet.

Our revenues are derived from project-based client engagements. As a result, our revenues are difficult to predict from period to period. We are targeting small and medium sized businesses. Most of our clients have one major filing per year, along with three smaller projects to coincide with the filing of their quarterly reports. No single client is responsible for the majority of our revenue stream.

The pricing structure of our services may inhibit our ability to be profitable. We have researched the existing market for our services and have made a reasonable estimate with respect to the pricing structure required to attract business. Unfortunately, at this time our intended service operations is less experienced in this area than many of our competitors. We have found that while keeping our pricing competitive, we experience more labor hours than our competitors would on a given project, and thus show less of a profit margin on projects.

We advise our clients and our clients agree prior to being accepted by OEF, that we will use our best efforts to file each EDGARized document with the SEC in the proper EDGAR format and prior to any filing deadlines that may exist from time to time. However, we cannot promise, guarantee or ensure that EDGARized documents will be filed in the proper EDGAR format or prior to a filing deadline. We do not have insurance coverage or intend to negotiate limitations on liability with our customers.

To date we have spent approximately $1,000 on research and development that consisted primarily of software training.

GENERATING  REVENUE

We charge a basic flat fee for our service plus a per page cost. Our transmission fee is $100 per document and we charge $7.00 per page to put the document into EDGAR format. Edits and Revisions are charged at the rate of $9.00 per page. We charge a flat $30.00 fee to process the application for SEC access codes. We also charge $30.00 per page for electronic scanning and clean up of pages and $30.00 per page to key pages directly into EDGAR. We offer discounts to filers who have multiple filings.

Typically, we invoice for our services immediately following the EDGAR transmission with terms net 30 days.

We do not have any written contracts with our clients. Our clients generally retain us on a project-by-project basis, rather than under long-term contracts. As a result, a client may not engage us for further services once a project is completed.

MARKETING  STRATEGY

Our sales and marketing efforts are focused on strengthening our name and building our reputation as a secure, reliable and cost-efficient provider of EDGARizing services.

Our target market is small to medium sized businesses that are required to do SEC filings. Our targeted market consists of those companies who are referred directly or indirectly to us by already established business relationships of our officer and director. These contacts are already integrally familiar with the filing process and with the EDGARizing process for documents.

We believe that our clients find the values and benefits of our services to be superior to their other options. We provide our customers with:

- Personal attention and increased flexibility. Most of our clients have been referred to us through business relationships. We value these relationships and understand how critical it is to keep not only the client, but the referral source satisfied. Our clients are not just client names to us. We establish a personal rapport with each client and therein an ability to be more sensitive to their individual needs.

- Reduced cost. We price our services in an extremely attractive manner compared to competitors, with a simple pricing structure. We have a narrow focus of service, EDGARizing. We have structured our services so that clients are not expected to absorb the many inefficiencies of multiple tasks that some of our competitors may experience.

- Secure and reliable service. We offer our customers a highly secure and reliable EDGARizing service. We deliver business critical, time-sensitive communications in a consistent, accurate, and reliable manner.

EMPLOYEES

At the present time, Natalie Shahvaran is our only employee as well as our sole officer and director and a major shareholder. Ms. Shahvaran devotes such time as required to actively market and further develop our services and products. We do not anticipate hiring any additional employees until such time as additional staff is required to support our operations.

ITEM  2.  DESCRIPTION  OF  PROPERTY

We utilize the services of offsite independent contractors and operate as a virtual office. As a result, we pay no rent. Our telephone number is 619-688-9308. We anticipate this situation will be maintained for at least the next twelve months. The virtual office meets our current needs, however should we expand in the future, we may have to rent an office space. If we have to rent an office, we will seek office space at or below then prevailing rates.

We have purchased a computer, software and a printer. This equipment is critical to our operations of converting, transmitting, and electronically delivering client documents.

ITEM  3.  LEGAL  PROCEEDINGS

Our company is not a party to any bankruptcy, receivership or other legal proceeding, and to the best of our knowledge, no such proceedings by or against OEF have been threatened.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITIES  HOLDERS

No matters were submitted to a vote of security holders during the period covered by this report.

                                     PART II

ITEM  5.  MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS

There  is  currently  no  public  market  for  our  common  stock.

On November 12, 2003 an SB-2 went effective to register a minimum of 150,000 and a maximum of 300,000 shares of our common stock, par value $.001 for $.50 per share. In accordance with a post effective amendment filed on February 17, 2004, our offering will close at such time we reach our minimum or July 17, 2004, whichever occurs first. As of the date of this report, approximately $45,000 was deposited in our escrow account for the sale of approximately 90,000 of our IPO shares from approximately 20 investors.

Upon successful completion of our offering, we anticipate making application through a broker/dealer for a listing on the Over the Counter Bulletin Board (OTCBB).

As of December 31, 2003, there were approximately six shareholders of record holding 3,700,000 shares of common stock. The holders of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

We have not paid, nor declared, any dividends since our inception and do not intend to declare any such dividends in the foreseeable future. Our ability to pay dividends is subject to limitations imposed by Nevada law. Under Nevada law, dividends may be paid to the extent that a corporation's assets exceed its liabilities and it is able to pay its debts as they become due in the usual course of business.

ITEM  6.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION

RESULTS  OF  OPERATIONS  YEARS  ENDED  DECEMBER  31,  2003  AND  2002

The Company had $10,740 in revenue from continuing operations for the year ended December 31, 2003 compared to revenue of $12,694 during 2002. Expenses totaled $28,183 in 2003 compared to expenses of $51,998 in 2002. This 46% decrease in the cost of revenue for 2003 is due to several factors. First, fees for professional services decreased by $9,101 in 2003. We also incurred expenses in 2003 related to our filing of an SB-2 registration for the sale of common stock. We spent $3,812 in travel and entertainment related to establishing our client base during 2002 and only $100 toward this end in 2003.

We experienced a loss from operations of $17,443 for the year ended December 31, 2003 compared to a loss from operations of $39,304 for fiscal 2002. Other expenses in 2003 consisted of interest expense of $5,054 and State corporate tax of $800.

As a result of the foregoing factors, we realized a net loss of $23,287 for the year ended December 31, 2003 compared to net loss of $43,664 in 2002.

RECENT  ACCOUNTING  PRONOUNCEMENTS

The following accounting pronouncements if implemented would have no effect on the financial statements of the Company.

In January 2003, (as revised in December 2003) The Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, "Consolidation of Variable Interest Entities", an interpretation of Accounting Research Bulletin ("ARB") No. 51. "Consolidated Financial Statements". Interpretation No. 46 addresses consolidation by business enterprises of variable interest entities, which have one or both of the following characteristics: (i) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated support from other parties, which is provided through other interest that will absorb some or all of the expected losses of the entity; (ii) the entity the investors lack one or more of the following essential characteristics of a controlling financial interest: the direct or indirect ability to make decisions about the entities activities through voting rights or similar rights; or the obligation to absorb the expected losses of the entity if they occur, which makes it possible for the entity if they occur, which is the compensation for the risk of absorbing the expected losses.

Interpretation No. 46, as revised, also requires expanded disclosures by the primary beneficiary (as defined) of a variable interest entity and by an enterprise that holds a significant variable interest in a variable interest entity but is not the primary beneficiary.

Interpretation No. 46, as revised, applies to small business issuers no later than the end of the first reporting period that ends after December 15, 2004. The effective date includes those entities to which Interpretation 46 had previously had previously applied. However, prior to the required application of Interpretation 46, a public entity that is a small business issuer shall apply Interpretation 46 or this Interpretation to those entities that are considered to be special-purpose entities no later than as of the end of the first reporting period that ends after December 15, 2003.

Interpretation No. 46 may be applied prospectively with a cumulative-effect adjustment as of the date which it is first applied or by restating previously issued financial of the first year restated. In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for fiscal years beginning after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The adoption of SFAS No. 148 did not have a significant effect on the Company's financial statement presentation or disclosures.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The changes in SFAS No. 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. This statement is effective for contracts entered into or modified after June 30, 2003 and all of its provisions should be applied prospectively. In May 2003, the Financial Accounting

Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 150, "Accounting For Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 changes the accounting for certain financial instruments with characteristics of both liabilities and equity that, under previous pronouncements, issuers could account for as equity. The new accounting guidance contained in SFAS No. 150 requires that those instruments be classified as liabilities in the balance sheet.

SFAS No. 150 affects the issuer's accounting for three types of freestanding financial instruments. One type is mandatorily redeemable shares, which the issuing company is obligated to buy back in exchange for cash or other assets. A second type includes put options and forward purchase contracts, which involves instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets. The third type of instruments that are liabilities under this Statement is obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuers' shares. SFAS No. 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety.

Most of the provisions of Statement 150 are consistent with the existing definition of liabilities in FASB Concepts Statement No. 6, "Elements of Financial Statements". The remaining provisions of this Statement are consistent with the FASB's proposal to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own shares. This Statement shall be effective for financial instruments entered into or modified after May 31, 2003 and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of a non-public entity, as to which the effective date is for fiscal periods beginning after December 15, 2004.

LIQUIDITY  AND  CAPITAL  RESOURCES

At December 31, 2003, our total assets were $2,957. Current assets consisted of $310 in accounts receivable. Property and equipment after accumulated depreciation was $2,647.

Total current liabilities at December 31, 2003 were $50,793 consisting of $8,541 in current accounts payable, $9,069 in accrued liabilities, $33,000 in current notes payable to Growth Ventures, Inc., a company owned and controlled by Gary McAdam, a shareholder, and a bank overdraft of $183. Long-term liabilities at December 31, 2003 consisted of $9,350 in notes payable to a Natalie Shahvaran.

During 2003 we made repayments of short-term borrowings of $6,000 and borrowed an additional $11,920.

We require additional capital to supplement our anticipated revenues and fund our continuing operations. During the past two years, we have relied on advances and loans from our executive officer and shareholders to supplement revenues. Management determined that it was necessary to raise additional capital through the sale of a portion of our stock. We filed an SB-2 Registration Statement, which went into effect in November 2003 for the sale of a minimum of 150,000 and a maximum of 300,000 shares of common stock, par value $.001, at $.50 per share. On February 17, 2004, we filed a post effective amendment, which extended our offering period. This registration will expire on July 17, 2004 if 150,000 shares have not been sold by that date. In the event that we are successful in selling the minimum allowable shares, we will receive proceeds of $75,000 and up to a maximum of $150,000. To date, however, we have not yet reached the minimum and funds received so far are being held in escrow.

We currently owe approximately $42,000 to related parties for loans and advances and there are no agreements or understandings that additional funding will be forthcoming. If we do not secure sufficient loans and/or advances or if we do not succeed in selling the minimum number of shares registered in our public offering, we will not have sufficient capital to continue operations.

Our auditors have expressed concern that the Company has experienced losses from operations and negative cash flows from operations since inception. We have negative working capital and a capital deficiency at December 31, 2003. These conditions and the risks associated with our public stock offering raise substantial doubt about our ability to continue as a going concern.


ITEM  7.  FINANCIAL  STATEMENTS

The  financial  statements  of  the  Company  appear  on  Page  16.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     (a)  Previous  independent  accountants

          (i) On March 31, 2004, Hawkins Accounting resigned from its position as the Company's independent accountants.

          (ii) The audit reports of Hawkins Accounting for the years ended December 31, 2002 and 2001 contained an opinion expressing substantial doubt as to ability to continue as a going concern. Those audit reports contained no other adverse opinion, disclaimer of opinion or modification of the opinion.

          (iii) OEF's Board of Directors participated in and approved the decision to change independent accountants.

          (iv) In connection with its audits for the two most recent fiscal years and the interim period until the date of dismissal there have been no disagreements with Hawkins Accounting on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement if not resolved to the satisfaction of Hawkins Accounting would have caused them to make reference thereto in their report on the financial statements.

          (v) During the two most recent fiscal years and the interim period until the date of dismissal there have been no reportable events (as defined in regulation S-K Item 304 (a)(1)(v)).

          (vi) OEF has requested that Hawkins Accounting furnish it with a letter addressed to the SEC stating whether or not it agrees with the above statements. A copy of such letter is filed as an exhibit to this form 10-KSB.

     (b)  New  Independent  Accountants

     On March 31, 2004, OEF, with the approval of the board of directors, engaged Weinberg & Company, P.A., CPA's, Inc., to audit its financial statements for the year ended December 31, 2003. During the two most recent fiscal years through March 31, 2004,OEF has not consulted with Weinberg & Company, P.A., CPA's, Inc., regarding (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the OEF's financial statements, and no written report or oral advise was provided to OEF by concluding there was an important factor to be considered by OEF in reaching a decision as to an accounting, auditing or financial issue; or
     (ii) any matter that was either the subject of a disagreement, as that term is defined in Item 304 (a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K, or a reportable event, as that term is defined in Item 304 (a)(1)(v) of Regulation S-K.

ITEM  8A.  CONTROLS  AND  PROCEDURES

     (a) Evaluation of Disclosure Controls and Procedures. The Company's management, with the participation of the chief executive officer/chief financial officer, carried out an evaluation of the effectiveness of the Company's "disclosure, controls and procedures" (as defined in the Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-15(3) and 15-d-15(3) as of the end of the period covered by this annual report (the "Evaluation Date"). Based upon that evaluation, the chief executive officer/chief financial officer concluded that, as of the Evaluation Date, the Company's disclosure, controls and procedures are effective, providing them with material information relating to the Company as required to be disclosed in the reports the Company files or submits under the Exchange Act on a timely basis.

     (b) Changes in Internal Control over Financial Reporting. There were no changes in the Company's internal controls over financial reporting, known to the chief executive officer/chief financial officer, that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following table sets forth the name, age, position and office term of each executive officer and director of the Company.


NAME               AGE                    POSITION                         SINCE
                   ---  --------------------------------------------  ----------------

Natalie Shahvaran   27  Chief Executive Officer, Chief Financial      December 5, 2001
                        Officer, President, Secretary, Treasurer and
                        Director

The  following  is  a  brief  biography  of  our  officer  and  director.

NATALIE SHAHVARAN, PRESIDENT, SECRETARY, TREASURER AND DIRECTOR. Ms. Shahvaran graduated from the Heald Business College with honors and received her Associates degree in Computer Business Administration in 1999. She has been the managing partner of World Ventures, Inc., a business development consulting firm since January 2000. World Ventures provides consulting services in the areas of product development and marketing and research for business, marketing and operating plans. As a managing partner of World Ventues, Ms. Shahvaran is responsible for attracting new clients and project overview and follow-up services. From March 1999 until August 2001, Ms. Shahvaran was President and CEO of Trading Solutions.com, Inc., a publicly traded company that provided training for people interested in online trading. Ms. Shahvaran worked as a computer consultant for Monterey Ventures, Inc. from 1998 to 1999. From January 1997 to December 1998, Ms. Shahvaran was employed by Heald College as a college business and math tutor.

The Company has no audit committee financial expert, as defined under Section 228.401, serving on its audit committee because it has no audit committee and is not required to have an audit committee because it is not a listed security as defined in Section 240.10A-3.

ITEM  10.  EXECUTIVE  COMPENSATION


There are no formal employment arrangements in place. Natalie Shahvaran has a consulting contract that allows her to be paid $20,000 for services performed on behalf of the Company. During the year ended December 31, 2002, we paid Ms. Shahvaran $9,555 in the form of consulting fees for her services to OEF. During the year ended December 31, 2003, we paid Ms. Shahvaran $6,552 in consulting fees. Ms. Shahvaran has not accrued any unpaid salary. In addition, we have agreed to reimburse Ms. Shahvaran for expenses incurred on our behalf. We do not anticipate formalizing this arrangement and do not have any preliminary agreements or understandings that would change the terms of compensation during the course of the year. We do not anticipate compensating any directors.

Executive  compensation  for  the  past  three  years  is  as  follows:



SUMMARY  COMPENSATION  TABLE


                                                                             Long Term Compensation
                                          Annual Compensation                 Awards            Payouts
                                      -------------------------------  -----------------------  -------
                                                                                    Securities
                                                              Other     Restricted  Underlying
Name and                      Year                           Annual       Stock     Options/    LTIP     All Other
Principal Position           Ended     Salary     Bonus)     Compen-)   Awards )    SARs (#)    Payouts  Compensa-
                                       ($)        ($)        sation($)    ($)                   ($)      tion ($)

Natalie Shahvaran . . . .    12/31/03      6,552       -0-        -0-         -0-          -0-     -0-       -0-
  Chief Executive Officer    12/31/02      9,555       -0-        -0-         -0-          -0-     -0-       -0-
  Chief Financial Officer    12/31/01                  -0-        -0-         -0-          -0-     -0-       -0-
  and Director. . . . . .

ITEM  11.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND MANAGEMENT.

The following table sets forth the beneficial ownership of our common stock as of the date of this report. The table includes each person known to beneficially own more than 5% of the 3,700,000 outstanding shares, each of our directors and each of our executive officers.




NAME & ADDRESS                  TITLE OF CLASS  # OF SHARES    % OF SHARES
                                                BENEFICIALLY  BENEFICIALLY
                                                   OWNED          OWNED


Natalie Shahvaran (1). . . . .  Common             3,200,000          86.5%
3639 Midway Drive,
Suite B323
San Diego, CA  92110

Gary J. McAdam (2) . . . . . .  Common               200,000           5.4%
14 Red Tail Drive
Highlands Ranch, CO  80126

---------------------------------------------------------------------------
All directors and executive. .  Common             3,200,000          86.5%
officers as a group (1 person)

     (1)  Officer  and/or  director.
     (2) Gary McAdam is the beneficial owner of 50,000 shares owned by Growth Ventures, Inc. Pension Plan and Trust, of which he is Trustee. He is also the beneficial owner of 150,000 shares owned by his wife Claudia McAdam.

The beneficial owners listed above have sole voting and dispositive power of the stock held by them.

ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS.

In December 2001 we borrowed $33,000 from Growth Ventures, Inc. Pension Plan and Trust. The loan, together with interest is to be repaid upon the successful completion of our current IPO. The proceeds from this loan were used to pay legal and accounting fees, purchase equipment and general operating business expenses. The terms of the agreement were for a principal sum of $33,000 with interest at the rate of twelve percent per annum from the date of the agreement. Mr. Gary McAdam is the Trustee of Growth Ventures, Inc. Pension Plan and Trust which owns 50,000 shares of our stock. Mr. McAdam owns an additional 150,000 shares of our stock held in the name of his wife, Claudia McAdam.

We had rented office space for $415 per month from Natalie Shahvaran and World Ventures, LLC, an entity managed by Ms. Shahvaran. We had paid Ms. Shahvaran $4,960 for office rent during 2002.

We received an advance of $3,330 from World Ventures, LLC in December of 2002. The advance is payable in three years and carries interest at 12% per annum. There are no written agreements and the advance is unsecured.

During 2003, Ms. Shahvaran advanced $9,500 to our company to pay operating expenses. At December 31, 2003, we had repaid $6,000 in advances and owed Ms. Shahvaran $3,500.

Natalie Shahvaran has a consulting contract that allows her to be paid up to $20,000 for services performed on behalf of the Company. During the year ended December 31, 2002 we paid Ms. Shavaran $9,555 in consulting fees. During the year ended December 31, 2003 we paid Ms. Shahvaran $6,552 in consulting fees and reimbursement of expenses.

We have entered a consulting agreement with USA Ventures. USA Ventures is owned by Mr. Thomas H. McAdam. USA Ventures previously purchased 100,000 shares of our stock. We entered the agreement on January 7, 2002 that requires us to pay consulting fees totaling $5,000. As of December 31, 2003 we still owe up to $3,000 which will be payable when services are performed. USA Ventures is assisting us in developing our business plan and corporate matters. Consulting services include developing our business plan, professional advice and assistance in the areas of corporate structure, corporate finance, management structure, time line projections, future funding and marketing. Under the terms of the consulting agreement, the manner in which the services are to be performed and the specific hours to be worked by USA Ventures shall be determined by USA Ventures. We will rely on USA Ventures to work as many hours as reasonably necessary to fulfill USA Ventures' obligations under our agreement. We paid an initial $2,000 as a retainer.

Mr.  Gary  McAdam  and  Mr.  Thomas  H.  McAdam  are  brothers.

ITEM  13.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.


EXHIBITS:

EXHIBIT NUMBER  TITLE                                                   LOCATION

14              Corporate Code of Ethics . . . . . . . . . . . . . . .  Attached

16              Audit Letter . . . . . . . . . . . . . . . . . . . . .  Attached

31              Certification of the Principal Executive Officer and .  Attached
                Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32              Certification of the Principal Executive Officer and .  Attached
                Principal Financial Officer pursuant to U.S.C. Section
                1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

REPORTS  ON  FORM  8-K:

No reports on Form 8-K were filed by OEF during the last quarter of the period covered by this report.

ITEM  14.  PRINCIPAL  ACCOUNTANT  FEES  AND  SERVICES

Audit  Fee
----------

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal account for the audit of OEF's annual financial statement and review of financial statements included in OEF's10-QSB reports and services normally provided by the accountant in connection with statutory and regulatory filings or engagements were $ 8,500 for fiscal year ended 2002 and $ 8,500 for fiscal year ended 2003.

Audit-Related  Fees
-------------------

There  were no fees for other audit related services for fiscal year ended 2003.

Tax  Fees
---------

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advise, and tax planning were $575 for fiscal year ended 2002 and $0 for fiscal year ended 2003.

All  Other  Fees
----------------

There were no other aggregate fees billed in either of the last two fiscal years for products and services provided by the principal accountant, other than the services reported above.

We do not have an audit committee currently serving and as a result our board of directors performs the duties of an audit committee. Our board of directors will evaluate and approve in advance, the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services. We do not rely on pre-approval policies and procedures.

                                   SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   OEF  CORPORATE  SOLUTIONS,  INC.


Date: May 7, 2004                  By: /s/ Natalie Shahvaran
                                   -----------------------------------
                                   Natalie  Shavaran
                                   CEO  and  Chief  Financial  Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: May 7, 2004                  By: /s/ Natalie Shahvaran
                                   -------------------------
                                   Natalie  Shavaran
                                   Director



                          C  O  N  T  E  N  T  S


Independent Auditor's Report for Fiscal Year Ended December 31, 2003  18

Independent Auditor's Report for Fiscal Year Ended December 31, 2002  19

Balance Sheets . . . . . . . . . . . . . . . . . . . . . . . . . . .  20

Statements of Operations . . . . . . . . . . . . . . . . . . . . . .  21

Statements of Stockholders' Deficiency . . . . . . . . . . . . . . .  22

Statements of Cash Flows . . . . . . . . . . . . . . . . . . . . . .  23

Notes to the Financial Statements. . . . . . . . . . . . . . . . . .  24

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors of and Shareholders of OEF Corporate Solutions, Inc.
San  Diego,  California


We have audited the accompanying balance sheet of OEF Corporate Solutions, Inc. (a development stage company), as of December 31, 2003 and the related statements of operations, changes in shareholders' deficiency and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of OEF Corporate Solutions, Inc. as of December 31, 2003, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 8 to the financial statements, the Company's working capital deficiency of $50,483, shareholders' deficiency of $57,186, and net loss from operations of $23,287 raise substantial doubt about its ability to continue as a going concern. Management's plan in regards to these matters is also described in Note 7. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WEINBERG  &  COMPANY,  P.A.



Boca  Raton,  Florida
March  23,  2004

Hawkins  Accounting
Certified  Public  Accountant
1210  Homestead  Drive
Santa  Clara,  CA  95050
408-247-3059


TO  THE  AUDIT  COMMITTEE
OEF  Corporate  Solutions,  Inc.
San  Diego,  California

                          INDEPENDENT AUDITOR'S REPORT
                          ----------------------------

I have audited the balance sheets of OEF Corporate Solutions, Inc. (a State of Nevada corporation) as of December 31, 2002 and the related statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides reasonable basis for my opinion.

In my opinion, the financial statements referred to in the first paragraph present fairly, in all material respects, the financial position of OEF Corporate Solutions, Inc as of December 31, 2002, the results of operations the cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 8 to the financial statements, the Company has incurred net losses since inception, which raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.




March  25,  2003



                          OEF CORPORATE SOLUTIONS, INC
                                 BALANCE SHEETS
                           December 31, 2003 and 2002


ASSETS                                               2003       2002
-------------------------------------------------  ---------  ---------

Current Assets
  Cash. . . . . . . . . . . . . . . . . . . . . .  $      -   $     30
  Accounts receivable . . . . . . . . . . . . . .  $    310      3,355
                                                   ---------  ---------
    Total current assets. . . . . . . . . . . . .       310      3,385
                                                   ---------  ---------

Fixed Assets
  Equipment . . . . . . . . . . . . . . . . . . .     4,293      4,293
  (Accumulated Depreciation). . . . . . . . . . .    (1,646)      (787)
                                                   ---------  ---------
                                                      2,647      3,506
                                                   ---------  ---------

      Total Assets. . . . . . . . . . . . . . . .  $  2,957   $  6,891
                                                   =========  =========

LIABILITIES AND STOCKHOLDERS' EQUITY
-------------------------------------------------
Liabilities
Current liabilities
  Bank overdraft. . . . . . . . . . . . . . . . .  $    183   $      -
  Accounts payable. . . . . . . . . . . . . . . .     8,551          -
  Accrued interest. . . . . . . . . . . . . . . .     9,069      4,360
  Notes payable-related parties . . . . . . . . .    33,000     36,430
                                                   ---------  ---------
    Total current liabilities . . . . . . . . . .    50,803     40,790
Long-Term Liabilities
  Notes payable-related parties . . . . . . . . .     9,350          -
                                                   ---------  ---------
      Total liabilities . . . . . . . . . . . . .    60,153     40,790
                                                   ---------  ---------

Stockholders' Deficiency
  Common stock, 50,000,000 shares authorized
  .001 par value 3,700,000 issued . . . . . . . .     3,700      3,700
  Paid in capital . . . . . . . . . . . . . . . .     9,500      9,500
  (Retained deficit). . . . . . . . . . . . . . .   (70,396)   (47,099)
                                                   ---------  ---------
      Total stockholders' deficiency. . . . . . .   (57,196)   (33,899)

Total liabilities and stockholders' Deficiency  .  $  2,957      6,891
                                                   =========  =========

        The accompanying notes are integral to these financial statements



                          OEF CORPORATE SOLUTIONS, INC
                            STATEMENTS OF OPERATIONS
                           December 31, 2003 and 2002

                                              2003         2002
                                        -----------  -----------

Income . . . . . . . . . . . . . . . .  $   10,740   $   12,694
                                        -----------  -----------

Expenses
  Automobile . . . . . . . . . . . . .           -          398
  Bank charges . . . . . . . . . . . .         120          262
  Consulting . . . . . . . . . . . . .       7,844        9,055
  Depreciation . . . . . . . . . . . .         859          787
  Fees . . . . . . . . . . . . . . . .           -          795
  Office expense . . . . . . . . . . .         194        1,515
  Postage and delivery . . . . . . . .         473          178
  Professional fees. . . . . . . . . .      16,772       25,873
  Rent . . . . . . . . . . . . . . . .           -        4,960
  Telephone. . . . . . . . . . . . . .           -        1,560
  Training . . . . . . . . . . . . . .           -        1,000
  Travel and entertainment . . . . . .         100        3,812
  Other costs. . . . . . . . . . . . .       1,821        1,803
                                        -----------  -----------
      Total expenses . . . . . . . . .      28,183       51,998
                                        -----------  -----------
Loss from operations . . . . . . . . .     (17,443)     (39,304)
Other expense
  Interest expense . . . . . . . . . .      (5,054)      (4,360)
  State corporate tax. . . . . . . . .        (800)           -
                                        -----------  -----------
      Total other  expense . . . . . .      (5,854)      (4,360)
                                        -----------  -----------
Net Loss . . . . . . . . . . . . . . .  $  (23,297)  $  (43,664)
                                        ===========  ===========

Loss per share . . . . . . . . . . . .  $    (0.01)  $    (0.01)
                                        ===========  ===========

Weighted average common shares . . . .   3,700,000    3,700,000
                                        ===========  ===========

        The accompanying notes are integral to these financial statements



                          OEF CORPORATE SOLUTIONS, INC
                     STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                           December 31, 2003 and 2002


                                              Paid In   Retained
Date                     Shares     Amount    Capital    Deficit     Total
----------------------  ---------  ---------  --------  ---------  ---------

December 31, 2001. . .  3,700,000  $   3,700  $  9,500  $ (3,435)  $  9,765
Loss for the Year 2002          -          -         -   (43,664)   (43,664)
                        ---------  ---------  --------  ---------  ---------
December 31, 2002. . .  3,700,000  $   3,700  $  9,500  $(47,099)  $(33,899)
Loss for the Year 2003          -          -         -   (23,297)   (23,297)
                        ---------  ---------  --------  ---------  ---------
December 31, 2003. . .  3,700,000  $   3,700  $  9,500  $(70,396)  $(57,196)
                        =========  =========  ========  =========  =========



        The accompanying notes are integral to these financial statements



                          OEF CORPORATE SOLUTIONS, INC
                            STATEMENTS OF CASH FLOWS
                           December 31, 2003 and 2002


                                                          2003       2002
                                                        ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss from operations . . . . . . . . . . . . . .  $(23,297)  $(43,664)
  Adjustments to reconcile net loss to net cash used
  In operating activities
  Depreciation . . . . . . . . . . . . . . . . . . . .       859        787
  (Increase) Decrease in Accounts receivable . . . . .     3,045     (3,355)
  Increase (Decrease) in Accounts payable. . . . . . .     8,551     (3,270)
  Increase in bank overdraft . . . . . . . . . . . . .       183          -
  Increase in accrued interest . . . . . . . . . . . .     4,709      4,360
                                                        ---------  ---------
NET CASH USED IN OPERATNG ACTIVITIES . . . . . . . . .    (5,950)   (45,142)
                                                        ---------  ---------

INVESTING ACTIVITIES
  Purchase of equipment. . . . . . . . . . . . . . . .         -     (4,293)
                                                        ---------  ---------
NET CASH USED IN INVESTING ACTIVITIES. . . . . . . . .         -     (4,293)
                                                        ---------  ---------
FINANCING ACTIVITIES
  Proceeds from related parties loans. . . . . . . . .    11,920      3,330
  Repayment of related parties loans . . . . . . . . .    (6,000)         -
NET CASH PROVIDED BY FINANCING ACTIVITIES. . . . . . .     5,920      3,330
                                                        ---------  ---------
INCREASE IN CASH AND CASH EQUIVALENTS. . . . . . . . .       (30)   (46,105)
Cash and cash equivalents at the beginning of the year        30     46,135
                                                        ---------  ---------
Cash and cash equivalents at the end of the year . . .  $      0   $     30
                                                        =========  =========


        The accompanying notes are integral to these financial statements

                          OEF CORPORATE SOLUTIONS, INC
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2003 and 2002

NOTE  1:     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

Nature  of  the business - OEF Corporate Solutions, Inc (the "Company) is in the
------------------------
business of providing edgarizing services for companies. We utilize the services of offsite independent contractors and operate as a virtual office. Currently, the Company has no permanent office location.

Revenue  Recognition-The  Company  recognizes  revenue  on  the accrual basis as
--------------------
edgarizing services are performed for its client companies for their filings with the Securities and Exchange Commission ("SEC"). The Company makes no allowance for doubtful accounts as all receivables are deemed collectible.

Pervasiveness  of  estimates  -  The  preparation  of  financial  statements  in
----------------------------
conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Cash  and  cash equivalents - For financial statement presentation purposes, the
---------------------------
Company considers all short-term investments with a maturity date of three months or less to be cash equivalents.

Property  and  equipment  -  Property  and  equipment  are  recorded  at  cost.
------------------------
Maintenance and repairs are expensed as incurred; major renewals and betterments are capitalized. When items of property or equipment are sold or retired, the related costs and accumulated depreciation are removed from the accounts and any gain or loss is included in income.

Depreciation is provided using the straight-line method, over the useful lives of the assets.

Income  taxes  -  Income  taxes are provided for the tax effects of transactions
-------------
reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the recorded book basis and the tax basis of assets and liabilities for financial and income tax reporting. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes are also recognized for net operating loss carryforwards that are available to offset future taxable income.

Earnings  per  share  - Basic earnings (loss) per share are computed by dividing
--------------------
earnings (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect per share amounts that would have resulted if dilutive common stock equivalents had been converted to common stock. Common stock equivalents are not included in the computation of diluted loss per share because their effect would be anti-diluting.

Recent Accounting Pronouncements - The following accounting pronouncements if implemented would have no effect on the financial statements of the Company.

                          OEF CORPORATE SOLUTIONS, INC
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2003 and 2002

NOTE  1:     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CON'T)

In January 2003, (as revised in December 2003) The Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, "Consolidation of Variable Interest Entities", an interpretation of Accounting Research Bulletin ("ARB") No. 51. "Consolidated Financial Statements". Interpretation No. 46 addresses consolidation by business enterprises of variable interest entities, which have one or both of the following characteristics: (i) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated support from other parties, which is provided through other interest that will absorb some or all of the expected losses of the entity; (ii) the entity the investors lack one or more of the following essential characteristics of a controlling financial interest: the direct or indirect ability to make decisions about the entities activities through voting rights or similar rights; or the obligation to absorb the expected losses of the entity if they occur, which makes it possible for the entity if they occur, which is the compensation for the risk of absorbing the expected losses.

Interpretation No. 46, as revised, also requires expanded disclosures by the primary beneficiary (as defined) of a variable interest entity and by an enterprise that holds a significant variable interest in a variable interest entity but is not the primary beneficiary.

Interpretation No. 46, as revised, applies to small business issuers no later than the end of the first reporting period that ends after December 15, 2004. The effective date includes those entities to which Interpretation 46 had previously had previously applied. However, prior to the required application of Interpretation 46, a public entity that is a small business issuer shall apply Interpretation 46 or this Interpretation to those entities that are considered to be special-purpose entities no later than as of the end of the first reporting period that ends after December 15, 2003.

Interpretation No. 46 may be applied prospectively with a cumulative-effect adjustment as of the date which it is first applied or by restating previously issued financial of the first year restated.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for fiscal years beginning after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The changes in SFAS No.

                          OEF CORPORATE SOLUTIONS, INC
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2003 and 2002

NOTE  1:     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CON'T)

149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. This statement is effective for contracts entered into or modified after June 30, 2003 and all of its provisions should be applied prospectively.

In May 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 150, "Accounting For Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 changes the accounting for certain financial instruments with characteristics of both liabilities and equity that, under previous pronouncements, issuers could account for as equity. The new accounting guidance contained in SFAS No. 150 requires that those instruments be classified as liabilities in the balance sheet.

SFAS No. 150 affects the issuer's accounting for three types of freestanding financial instruments. One type is mandatorily redeemable shares, which the issuing company is obligated to buy back in exchange for cash or other assets. A second type includes put options and forward purchase contracts, which involves instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets. The third type of instruments that are liabilities under this Statement is obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuers' shares. SFAS No. 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety.

Most of the provisions of Statement 150 are consistent with the existing definition of liabilities in FASB Concepts Statement No. 6, "Elements of Financial Statements". The remaining provisions of this Statement are consistent with the FASB's proposal to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own shares. This Statement shall be effective for financial instruments entered into or modified after May 31, 2003 and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of a non-public entity, as to which the effective date is for fiscal periods beginning after December 15, 2004.

The adoption of these accounting pronouncements will not have a significant effect on the Company's financial statement presentation or disclosure.

NOTE  2:     BACKGROUND

The Company was incorporated under the laws of the State of Nevada on December 5, 2001. The principal business activity of the Company involves providing edgarizing services for client companies for their filings with the SEC.

NOTE  3:     RELATED  PARTY  TRANSACTIONS

The Company borrowed funds for working capital purposes from five of its shareholders. These loans were for a term of one to two years with interest at 12%. All of the loans were renewed for one more year. Repayments for the year ended December 31, 2003 were $6,000 and borrowings from the related parties $11,920.

                          OEF CORPORATE SOLUTIONS, INC
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2003 and 2002

NOTE  3:     RELATED  PARTY  TRANSACTIONS  (CON'T)

As of December 31, 2003 the total amount due to related parties was $42,250, of which $33,000 is due on July 31, 2004 and $9,250 is due on December 7, 2005.

A major shareholder of the Company has a consulting contract that allows her to be paid up to $20,000 for services performed on behalf of the Company. During the year ended December 31, 2003 and 2002, the shareholder was paid $6,552 and $9,555 respectively.

We had rented office space for $415 per month from Natalie Shahvaran and World Ventures, LLC, an entity managed by Ms. Shahvaran. We had paid Ms. Shahvaran $4,960 for office rent during 2002.

NOTE  4:     INCOME  TAXES

The benefit for income taxes from operations consisted of the following components: Deferred tax asset of $21,105 resulting from a net operating loss before income taxes, and a deferred tax expense of $21,105 resulting from a valuation allowance recorded against the deferred tax asset resulting from the net operating losses. Net operating loss carry-forwards of approximately $62,100 will expire in various years beginning in 2021. The tax asset is computed at the 34% rate for federal tax purposes and because of the suspension of operating losses by the state of California no deferred asset is established for the state.

The valuation allowance will be evaluated at the end of each year considering positive and negative evidence about whether the asset will be realized. At that time, the valuation allowance will either be increased or reduced; reduction would result in the elimination of the valuation allowance if positive evidence indicates that it is more likely than not that the value of the deferred tax asset can be utilized.

NOTE  5:     NOTES  PAYABLE

As previously stated in the Note 3 these loans were from shareholders and payable within two years. One of the Company's officer/director and shareholders advanced the Company $3,330 for working capital during the year ended December 31, 2002, and the repayment date was extended to June 2005.

NOTE  6:     COMMON  STOCK

At a meeting held on December 10, 2001 the Board of Directors authorized a private offering of 500,000 shares of its common stock to accredited investors at $0.02 to raise start-up capital. All 500,000 shares were sold to five investors prior to December 31, 2001. It also authorized the filing of an SB-2 registration statement for no less than 150,000 and up to 300,000 shares of common stock for sale at $.50 per share, par value $.001 for a total of no less than $75,000 and up to $150,000, which went effective on November 12, 2003. No stock transactions occurred during the year ended December 31, 2003 and 2002.

In accordance with a post effective amendment filed on February 17, 2004, our offering will close at such time we reach our minimum or July 17, 2004, whichever occurs first. As of the date of this report, approximately $45,000 was deposited in our escrow account for the sale of approximately 90,000 of our IPO shares to approximately 20 investors.

NOTE  7:     GOING  CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has a working capital deficiency of $50,483 and a stockholders' deficiency of $57,186 at December 31, 2003, and negative cash flows from operations of $5,950 for 2003, which raises substantial doubt about its ability to continue as a going concern.

The Company filed an SB-2 registration statement with the Securities and Exchange Commission in 2003, which became effective in November 2003, in order to raise money from investors. The anticipated initial public offering is to be $150,000. The Company has also expanded its client base and is embarking on a marketing program to draw additional clients.

The Company's ability to continue as a going concern is dependent upon a successful public offering and ultimately achieving profitable operations.

There is no assurance that the Company will be successful in its efforts to raise additional proceeds or achieve profitable operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.