Form 10QSB
period 2004-03-31
OEF CORPORATE SOLUTIONS INC
filed 2004-05-26
CIK 1164621

U.S. Securities and Exchange Commission
                             Washington, D.C.  20549
                                   Form 10-QSB
(Mark  One)
[ X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For  the  quarterly  period  ended  March  31,  2004

[  ]  TRANSITION  REPORT  UNDER  SECTION  13  OR  15(d)  OF  THE  EXCHANGE  ACT
     For  the  transition  period  from  _____________  to  ______________

                        Commission file number: 333-96589

                          OEF CORPORATE SOLUTIONS, INC.
        (Exact name of small business issuer as specified in its charter)


            NEVADA                                        88-0514502
(State  or other jurisdiction of             (IRS Employer Identification  No.)
incorporation  or  organization)

                   3639 MIDWAY DR. B-323, SAN DIEGO, CA 92110
                    (Address of principal executive offices)

                                  619-688-9308
                           (Issuer's telephone number)

                                 NOT APPLICABLE
    (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X] No [ ]

      APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING
                            THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under plan confirmed by a court. Yes ____ No ____

                      APPLICABLE ONLY TO CORPORATE ISSUERS

The aggregate number of shares issued and outstanding of the issuer's common stock as of March 31, 2004 was 3,700,000 shares of $0.001par value.

Transitional  Small  Business  Disclosure  Format  (Check  one):
Yes  [  ]  No  [X]



                          OEF CORPORATE SOLUTIONS, INC.
                                  FORM 10-QSB

                                      INDEX


                                                                                    Page
PART I..  Financial Information

          Item 1.  Financial Statements                                                3

          Balance Sheets - Three months ended March 31, 2004 (Unaudited)  and
          the year ended December 31, 2003                                             3

          Statements of Operations (Unaudited) - three months ended March 31,
          2004 and 2003                                                                4

          Statements of Stockholders' Equity (Deficit) (Unaudited) - three months
          ended March 31, 2004 and 2003                                                5

          Statements of Cash Flows (Unaudited) - three months ended March 31,
          2004 and 2003                                                                6

          Notes to financial statements (Unaudited)                                    7

          Item 2.  Management's Discussion and Analysis of Financial Condition or
          Plan of Operation                                                           10

          Item 3.  Controls and Procedures                                            12

PART II.  Other Information

          Item 6.  Exhibits and Reports on Form 8-K                                   12

          Signatures                                                                  13

                     (Inapplicable items have been omitted)

PART  I-  FINANCIAL  INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS




                                OEF CORPORATE SOLUTIONS, INC.
                                       BALANCE SHEETS
                                       --------------

                                                          Unaudited          Year Ended
ASSETS                                                  March 31, 2004    December 31, 2003
-----------------------------------------------------  ----------------  -------------------

Current Assets
  Cash. . . . . . . . . . . . . . . . . . . . . . . .  $           302   $                0
  Accounts receivable . . . . . . . . . . . . . . . .              310                  310
                                                       ----------------  -------------------
    Total current assets. . . . . . . . . . . . . . .              612                  310

Fixed Assets
  Equipment . . . . . . . . . . . . . . . . . . . . .            4,293                4,293
  (Accumulated Depreciation). . . . . . . . . . . . .           (1,861)              (1,646)
                                                       ----------------  -------------------
                                                                 2,432                2,647

      Total Assets. . . . . . . . . . . . . . . . . .  $         3,044   $            2,957
                                                       ================  ===================

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
-----------------------------------------------------
Liabilities
Current liabilities
  Bank overdraft. . . . . . . . . . . . . . . . . . .  $             0   $              183
  Accounts payable. . . . . . . . . . . . . . . . . .            1,523                8,541
  Accrued interest. . . . . . . . . . . . . . . . . .           10,419                9,069
  Notes payable-related parties . . . . . . . . . . .           33,000               33,000
                                                       ----------------  -------------------
      Total current liabilities . . . . . . . . . . .           44,942               50,793
Long Term Liabilities
  Notes payable-related parties . . . . . . . . . . .           17,750                9,350
                                                       ----------------  -------------------
      Total liabilities . . . . . . . . . . . . . . .           62,692               60,143

Shareholders' Deficiency
  Common stock, 50,000,000 shares authorized
  .001 par value 3,700,000 issued . . . . . . . . . .            3,700                3,700
  Paid in capital . . . . . . . . . . . . . . . . . .            9,500                9,500
  (Retained deficit). . . . . . . . . . . . . . . . .          (72,848)             (70,386)
                                                       ----------------  -------------------
      Total shareholders' deficiency. . . . . . . . .          (59,648)             (57,186)
                                                       ----------------  -------------------

      Total liabilities and shareholders' deficiency.  $         3,044   $            2,957
                                                       ================  ===================


                 See accompanying notes to financial statements.



                          OEF CORPORATE SOLUTIONS, INC.
                            STATEMENTS OF OPERATIONS
                           --------------------------

                                        Three-month  Periods Ended
                                        --------------------------
                                         March 31,     March 31,
                                        (Unaudited)   (Unaudited)
                                            2004          2003
                                        ------------  ------------

Income . . . . . . . . . . . . . . . .  $         0   $     5,030

Expenses
  Automobile . . . . . . . . . . . . .            0             0
  Bank charges . . . . . . . . . . . .           78            10
  Consulting . . . . . . . . . . . . .          200         1,292
  Depreciation . . . . . . . . . . . .          215           215
  Fees . . . . . . . . . . . . . . . .          500             0
  Office expense . . . . . . . . . . .            0             0
  Postage and delivery . . . . . . . .            0             0
  Professional fees. . . . . . . . . .            0         4,000
  Rent . . . . . . . . . . . . . . . .            0             0
  Telephone. . . . . . . . . . . . . .            0             0
  Training . . . . . . . . . . . . . .            0             0
  Travel and entertainment . . . . . .          119           100
  Other costs. . . . . . . . . . . . .            0             0
                                        ------------  ------------
      Total expenses . . . . . . . . .        1,112         5,617
                                        ------------  ------------
(Loss) from operations . . . . . . . .       (1,112)         (587)

Other income and (expense)
  (Interest) expense . . . . . . . . .       (1,350)         (961)
                                        ------------  ------------
      Total other income and (expense)       (1,350)         (961)
                                        ------------  ------------
Net (Loss) . . . . . . . . . . . . . .  $    (2,462)  $    (1,548)
                                        ============  ============

Earnings per share . . . . . . . . . .  $     (0.01)  $     (0.01)
                                        ============  ============

Weighted average per common share. . .    3,700,000     3,700,000
                                        ============  ============


                 See accompanying notes to financial statements.



                          OEF CORPORATE SOLUTIONS, INC.
                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                ------------------------------------------------

                                      2002
                                      ----

                                             Paid In   Retained
Date                   Shares      Amount    Capital    Deficit     Total
-------------------  ----------  ----------  --------  ---------  ---------
December 31, 2002 .  3,700,000   $   3,200   $  9,500  $(47,099)  $(34,399)
Loss of the period.                                      (1,548)    (1,548)
                     ----------  ----------  --------  ---------  ---------
                     3,700,000   $   3,200   $  9,500  $(48,647)  $(35,947)
                     ==========  ==========  ========  =========  =========


                                      2003
                                   ----------

December 31, 2003 .  3,700,000   $   3,700   $  9,500  $(70,386)  $(57,186)
Loss for the period                                      (2,462)    (2,462)
                     ----------  ----------  --------  ---------  ---------
                     3,700,000   $   3,700   $  9,500  $(72,848)  $(59,648)
                     ==========  ==========  ========  =========  =========


                 See accompanying notes to financial statements.



                          OEF CORPORATE SOLUTIONS, INC.
                            STATEMENTS OF CASH FLOWS
                          ---------------------------

                                                          Three-Month Periods Ended
                                                           March 31,    March 31,
                                                          -----------  -----------
                                                             2004         2003
                                                          -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss from operations . . . . . . . . . . . . . . .  $   (2,462)  $   (1,548)
  Adjustments to reconcile net income
  Depreciation . . . . . . . . . . . . . . . . . . . . .         215          215
  (Increase) in Accounts receivable. . . . . . . . . . .           0       (4,470)
  (Decrease) in Accounts payable . . . . . . . . . . . .      (7,018)           0
  Increase in accrued interest . . . . . . . . . . . . .       1,350          961
                                                          -----------  -----------
NET CASH PROVIDED FROM OPERATIONS. . . . . . . . . . . .      (7,915)      (4,842)

INVESTING ACTIVITIES
  Purchase of equipment. . . . . . . . . . . . . . . . .           0            0

FINANCING ACTIVITIES
  Realted Party Borrowings . . . . . . . . . . . . . . .       8,400        5,000
                                                          -----------  -----------
DECREASE IN CASH AND CASH EQUIVALENTS. . . . . . . . . .         485          158
Cash and cash equivalents at the beginning of the period        (183)          30
                                                          -----------  -----------
Cash and cash equivalents at the end of the period . . .  $      302   $      188
                                                          ===========  ===========


                 See accompanying notes to financial statements.

OEF  COPRPORATE  SOLUTIONS,  INC.
NOTES  TO  FINANCIAL  STATEMENTS

1.  ORGANIZATION  AND  BASIS  OF  PRESENTATION

     Basis  of  presentation

     The accompanying interim condensed financial statements are unaudited, but in the opinion of management of OEF Corporate Solutions, Inc. (the Company), contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at March 31 2004, the results of operations for the three months ended March 31, 2004 and 2003, and cash flows for the three months ended March 31, 2004 and 2003. The balance sheet as of December 31, 2003 is derived from the Company's audited financial statements.

     Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures contained in these financial statements are adequate to make the information presented therein not misleading. For further information, refer to the financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003, as filed with the Securities and Exchange Commission.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expense during the reporting period. Actual results could differ from those estimates.

     The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2004.

     Description  of  business

     OEF Corporate Solutions, Inc. (the "Company") was incorporated in Nevada on December 5, 2001. The principal business activity of the Company involves providing edgarizing services for client companies for their filings with the SEC.

     Revenue  recognition

     The Company recognizes revenue on the accrual basis as the services are performed and the Company's clients are billed.

     Net  loss  per  share

     Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period.

2.  NEW  ACCOUNTING  PRONOUNCEMENTS

     In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 nullifies
     Emerging Issues Task Force Issue No. 94-3: "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability be recognized for those costs only when the liability is incurred, that is, when it meets the definition of a liability in the FASB's conceptual framework. SFAS No. 146 also establishes fair value as the objective for initial measurement of liabilities related to exit or disposal activities. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with earlier adoption encouraged. Management does not expect the adoption of SFAS No. 146 will have a material impact on the Company's financial position or results of operations.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. It also amends the disclosure requirements of SFAS No. 123. If an entity elects to adopt the recognition provisions of the fair value based method of accounting for stock-based compensation in a fiscal year beginning before December 16, 2003, that change in accounting principle shall be reported using either the (i) prospective method, (ii) the modified prospective method, or (iii) the retroactive restatement method as defined in SFAS No.
     148. SFAS No. 148 is effective for fiscal years ending after December 15, 2002. Since the Company has elected to continue accounting for stock-based compensation under APB No. 25, the adoption of SFAS No. 148 has had no impact to the Company's financial position or designed to conform to the new disclosure requirements prescribed by SFAS No. 148.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The provisions of SFAS No. 150 are effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities, which are subject to the provisions of this statement for the first fiscal period beginning after December 15, 2004. The Company believes that the adoption of SFAS No. 150 will not have an impact on its financial position or results of operations.

     In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities, " which clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," relating to consolidation of certain entities. FIN 46 requires identification of a company's participation in variable interest entities
     (VIEs), which are defined as entities with a level of invested equity that is not sufficient to fund future activities to permit it to operate on a standalone basis. For entities identified as a VIE, FIN 46 sets forth a model to evaluate potential consolidation based on an assessment of which party to the VIE (if any) bears a majority of the exposure to its expected losses, or stands to gain from a majority of its expected returns. FIN 46 also sets forth certain disclosures regarding interests in VIEs that are deemed significant, even if consolidation is not required. The Company is not currently participating in, or invested in any VIEs, as defined in FIN 46.

3.  RELATED  PARTY  TRANSACTION

     Various founders of the Company have performed consulting services for which the Company has paid them consulting fees as voted on during the initial board of directors meeting. There were no monies paid during the three months ended March 31, 2004 and 2003.

     The Company borrowed $8,400 from various related parties and shareholders of the Company for working capital purposes as of March 31, 2004.

4.  GOING  CONCERN

     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, the company has a net loss of $2,42, a negative working capital deficiency of $44,330 and a stockholders' deficiency of $59,648. These factors raise substantial doubt about its ability to continue as a going concern. The ability to the Company to continue as a going concern is dependent on the company's ability to raise additional funds and implement its business plan. The financial statements do not include any adjustments that might be necessary if the company is unable to continue as a going concern.

5.  SUBSEQUENT  EVENTS

     The Company had an offering outstanding of 150,000 to 300,000 shares being offered at $.50 a share raising a total of no less than $75,000 and no more than $150,000. In accordance with a post effective amendment filed on February 17, 2004, our offering will close at such time we reach our minimum or July 17, 2004 whichever occurs first. As of the date of this filing, approximately $76,000 was deposited in our escrow account for the sale of approximately 152,000 shares of our stock to approximately 30 investors.

ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION

SAFE  HARBOR  FOR  FORWARD-LOOKING  STATEMENTS

When used in this report, the words "may," "will," "expect," "anticipate," "continue," "estimate," "project," "intend," and similar expressions are intended to identify forward-looking statements within the meaning of Section 27a of the Securities Act of 1933 and Section 21e of the Securities Exchange Act of 1934 regarding events, conditions, and financial trends that may affect the Company's future plans of operations, business strategy, operating results, and financial position. Persons reviewing this report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors. Such factors are discussed under the "Item 2. Management's Discussion and Analysis of Financial Condition or Plan of Operations," and also include general economic factors and conditions that may directly or indirectly impact the Company's financial condition or results of operations.

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

RESULTS  OF  OPERATIONS FOR THE THREE-MONTH PERIOD ENDED MARCH 31, 2004 AND 2003

The  Company  had no revenue during the three-month period ended March 31, 2004.
The Company had total operating expenses of $1,112, and interest expense of $1,350. As a result the Company experienced a net loss of $2,462 for the three-month period ended March 31, 2004. During the three-month period ended March 31, 2003 the Company had revenue of $5,030, total operating expenses of $5,617, and interest expense of $961. As a result the Company experienced a net loss of $1,548 for the three-month period ended March 31, 2003.

LIQUIDITY  AND  CAPITAL  RESOURCES

At March 31, 2004, the Company had assets of $612 consisting of $302 cash in hand and accounts receivable of $310. At December 31, 2003, the Company had assets of $310 in accounts receivable.

At March 31, 2004, the Company's liabilities totaled $62,692 and consisted of $1,523 in accounts payable, $10,419 in accrued interest, $33,000 in notes payable to Growth Ventures, Inc., an entity owned and controlled by Gary McAdam, a shareholder, and $17,750 in long-term notes payable to Natalie Shahvaran, our Chief Executive Officer. Liabilities at December 31, 2003 totaled $60,143 and consisted of $8,541 in accounts payable, $9,069 in accrued interest, $33,000 in notes payable to Growth Ventures, and $9,350 in long-term notes payable to Natalie Shahvaran.

We require additional capital to supplement our anticipated revenues and fund our continuing operations. During the past two years, we have relied on advances and loans from our executive officer and shareholders to supplement revenues. Management determined that it was necessary to raise additional capital through the sale of a portion of our stock. We filed an SB-2 Registration Statement, which went into effect in November 2003 for the sale of a minimum of 150,000 and a maximum of 300,000 shares of common stock, par value $.001, at $.50 per share. On February 17, 2004, we filed a post effective amendment, which extended our offering period. This registration will expire on July 17, 2004 if 150,000 shares have not been sold by that date. In the event that we are successful in selling the minimum allowable shares, we will receive proceeds of $75,000 and up to a maximum of $150,000. As of the date of this filing, approximately $76,000 was deposited in our escrow account for the sale of approximately 152,000 shares of our stock to approximately 30 investors.

We currently owe approximately $50,000 to related parties for loans and advances and there are no agreements or understandings that additional funding will be forthcoming. If we do not secure sufficient loans and/or advances or if we do not succeed in selling the minimum number of shares registered in our public offering, we will not have sufficient capital to continue operations.

Our auditors have expressed concern that the Company has experienced losses from operations and negative cash flows from operations since inception. We have negative working capital and a capital deficiency at March 31, 2004. These conditions and the risks associated with our public stock offering raise substantial doubt about our ability to continue as a going concern.

ITEM  3.  CONTROLS  AND  PROCEDURES

(a) Evaluation of disclosure controls and procedures. Based on the evaluation of our disclosure controls and procedures (as defined in Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) required by Securities Exchange Act Rules 13a-15(b) or 15d-15(b), our Chief Executive Officer/Chief Financial Officer has concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective.

(b) Changes in internal controls. There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

No reports on Form 8-K were filed by OEF Corporate Solutions, Inc. during the quarter ended March 31, 2004.


EXHIBITS:

EXHIBIT NUMBER  TITLE                                                   LOCATION

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

                              OEF  CORPORATE  SOLUTIONS,  INC.


Date: May 26, 2004            By: /s/ Natalie  Shahvaran
                              -----------------------------------
                              Natalie  Shahvaran
                              CEO  and  Chief  Financial  Officer