Form 10QSB
period 2004-06-30
OEF CORPORATE SOLUTIONS INC
filed 2004-08-16
CIK 1164621

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 12B-25

                            SEC FILE NUMBER 333-96589

                          NOTIFICATION OF LATE FILING

                                  CUSIP NUMBER

    (Check One): [ ] Form 10-K [ ] Form 20-F [ ] Form 11-K [X] Form 10-Q [ ]
                                   Form N-SAR

                         For Period Ended: June 30, 2004

 If the notification relates to a portion of the filing checked above, identify the Item (s) to which the notification relates:

PART  I  -  REGISTRATION  INFORMATION

OEF  CORPORATE  SOLUTIONS,  INC.
132  N  El  Camino  Real,  #346
Encinitas,  CA  92024

PART  II  -  RULES  12B-25  (B)  AND  (C)

If the subject report could not be filed without unreasonable effort or expense and the registrant seeks relief pursuant to Rule 12b-25(b), the following should be completed. (Check box if appropriate) [X]

(a) The reasons described in reasonable detail in Part III of this form could not be eliminated without unreasonable effort or expense;

(b) The subject annual report, semi-annual report, transition report on Form 10-K, Form 20-F or 11-K or Form N-SAR, or portion thereof, will be filed on or before the fifteenth calendar day following the prescribed due date; or the subject quarterly report of transition report on Form 10-Q, or portion thereof will be filed on or before the fifth calendar day following the prescribed due date; and

(c) The accountant's statement or other exhibit required by Rule 12b-25(c) has been attached if applicable.

PART  III  -  NARRATIVE

State below in reasonable detail the reasons why Form 10-K, 20-F, 11-K, 10-Q, N-SAR, or the transition report or portion thereof could not be filed within the prescribed time period.

The Company was unable to complete and obtain required financials and other information without unreasonable effort and expense.

PART  IV  -  OTHER  INFORMATION

(1) Name and telephone number of person to contact in regard to this notification

Natalie  Shahvaran,  (760)  944-9010

(2) Have all other periodic reports required under Section 13 or 15(d) of the Securities Exchange Act of 1934 or Section 30 of the Investment Company Act of 1940 during the preceding 12 months or for such shorter period that the registrant was required to file such report(s) been filed If answer is no, identify report(s).

[x]  Yes  [  ]  No

(3) Is it anticipated that any significant change in results of operations from the corresponding period for the last fiscal year will be reflected by the earnings statements to be included in the subject report or portion thereof.

[  ]  Yes  [X]  No

If so, attach an explanation of the anticipated change, both narratively and quantitatively, and, if appropriate, state the reasons way a reasonable estimate of the results cannot be made.

OEF Corporate Solutions, Inc. has caused this notification to be signed on its behalf by the undersigned hereunto duly authorized.

Date:  August  16,  2004

By:  /s/  Natalie  Shahvaran
----------------------------
Natalie  Shahvaran

President