Form 10QSB
period 2004-06-30
OEF CORPORATE SOLUTIONS INC
filed 2004-08-31
CIK 1164621

U.S. Securities and Exchange Commission
                             Washington, D.C.  20549
                                   Form 10-QSB
(Mark  One)
[ X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For  the  quarterly  period  ended  June  30,  2004

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

The aggregate number of shares issued and outstanding of the issuer's common stock as of June 30, 2004 was 3,855,200 shares of $0.001par value.

Transitional  Small  Business  Disclosure  Format  (Check  one):
Yes  [  ]  No  [X]



                                  FORM 10-QSB
                          OEF CORPORATE SOLUTIONS, INC.

                                      INDEX

                                                                           Page
PART I..  Financial Information
          Item 1.  Unaudited Financial Statements                             3

          Balance Sheets June 30, 2004 and 2003                               3

          Statements of Operations for the Six Months Ended June 30, 2004
          and 2003                                                            4

          Statement of Changes in Stockholders' Equity for the Six Months
          Ended June 30, 2004 and 2003.                                       5

          Statement of Cash Flows for the Six Months Ended June 30, 2004
          and 2003                                                            6

          Notes to Financial Statements                                     7-9

          Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                10

          Item 3.  Controls and Procedures                                   12

PART II.  Other Information

          Item 2.  Changes in Securities and Use of Proceeds                 12

          Item 6.  Exhibits and Reports on Form 8-K                          13

          Signatures                                                         13


(Inapplicable  items  have  been  omitted)

PART  I-  FINANCIAL  INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS




                          OEF CORPORATE SOLUTIONS, INC
                                  BALANCE SHEET
                             June 30, 2004 and 2003


ASSETS
-------------------------------------------------
Current Assets
  Cash. . . . . . . . . . . . . . . . . . . . . .  $ 23,395   $  1,103
  Accounts receivable . . . . . . . . . . . . . .         0          0
                                                   ---------  ---------
    Total current assets. . . . . . . . . . . . .    23,395      1,103

Fixed Assets
  Equipment . . . . . . . . . . . . . . . . . . .     4,293      4,293
  (Accumulated Depreciation). . . . . . . . . . .    (2,076)    (1,216)
                                                   ---------  ---------
                                                      2,217      3,077

      Total Assets. . . . . . . . . . . . . . . .  $ 25,612   $  4,180
                                                   =========  =========

LIABILITIES AND STOCKHOLDERS' EQUITY
-------------------------------------------------
Liabilities
Current liabilities
  Accounts payable. . . . . . . . . . . . . . . .  $      0   $      0
  Accrued interest. . . . . . . . . . . . . . . .     8,236      6,282
  State Corporate income tax. . . . . . . . . . .       800
  Notes payable-related parties . . . . . . . . .     9,560     40,930
                                                   ---------  ---------
                                                     18,596     47,212

      Total liabilities . . . . . . . . . . . . .    18,596     47,212

Stockholders' Equity
  Common stock, 50,000,000 shares authorized
  .001 par value 3,855,200 issued . . . . . . . .     3,855      3,700
  Paid in capital . . . . . . . . . . . . . . . .    86,945      9,500
  (Retained deficit). . . . . . . . . . . . . . .   (83,784)   (56,232)
                                                   ---------  ---------
      Total stockholders' equity. . . . . . . . .     7,016    (43,032)
                                                   ---------  ---------

      Total liabilities and stockholders' equity.  $ 25,612   $  4,180
                                                   =========  =========

           See accountant's review report and accompanying footnotes.



                OEF CORPORATE SOLUTIONS, INC
                  STATEMENT OF OPERATIONS
        For the Six Months Ending June 30, 2004 and 2003


Income . . . . . . . . . . . . . . . .  $    1,168   $    6,235

Expenses
  Automobile
  Bank charges . . . . . . . . . . . .          98           30
  Consulting . . . . . . . . . . . . .         905        5,272
  Depreciation . . . . . . . . . . . .         430          429
  Fees
  Office expense . . . . . . . . . . .          32
  Postage and delivery . . . . . . . .                      339
  Professional fees. . . . . . . . . .      10,270        6,101
  Rent
  Telephone
  Training
  Travel and entertainment . . . . . .         396          100
  Other costs. . . . . . . . . . . . .                    1,000
                                        -----------  -----------
      Total expenses . . . . . . . . .      12,131       13,271
                                        -----------  -----------
(Loss) from operations . . . . . . . .     (10,963)      (7,036)
Other income and (expense)
  (Interest) expense . . . . . . . . .      (1,635)      (2,097)
  State corporate tax. . . . . . . . .        (800)           0
                                        -----------  -----------
      Total other income and (expense)      (2,435)      (2,097)
                                        -----------  -----------
Net (Loss) . . . . . . . . . . . . . .  $  (13,398)  $   (9,133)
                                        ===========  ===========

Earnings per share . . . . . . . . . .       (0.01)  $    (0.01)
                                        ===========  ===========

Weighted average per common share. . .  $3,751,733   $3,700,000
                                        ===========  ===========


           See accountant's review report and accompanying footnotes.



                          OEF CORPORATE SOLUTIONS, INC.
                        STATEMENT OF STOCKHOLDERS' EQUITY
                  For Six Months Ended June 30, 2004 and 2003



                                              Paid In    Retained
Date                    Shares      Amount    Capital    Deficit     Total
--------------------  ----------  ----------  --------  ---------  ---------

                                      2003
                                   ----------
December 31, 2002     3,700,000   $   3,700   $  9,500  $(47,099)  $(33,899)
Loss for the period.                                      (9,133)    (9,133)
                      ----------  ----------  --------  ---------  ---------
                      3,700,000       3,700      9,500   (56,232)   (43,032)
                      ==========  ==========  ========  =========  =========


                                      2004
                                   ----------
December 31, 2003     3,700,000   $   3,700   $  9,500  $(70,386)  $(57,186)
Sale of common stock    155,200         155     77,445               77,600
Loss for the period.                                     (13,398)   (13,398)
                      ----------  ----------  --------  ---------  ---------
                      3,855,200   $   3,855   $ 86,945  $(83,784)  $  7,016
                      ==========  ==========  ========  =========  =========


           See accountant's review report and accompanying footnotes.



                          OEF CORPORATE SOLUTIONS, INC.
                    STATEMENT OF CASH FLOWS-INDIRECT METHOD
                For the Six Months Ending June 30, 2004 and 2003


CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss from operations . . . . . . . . . . . . . . .  $(13,398)  $(9,133)
  Adjustments to reconcile net income
  Depreciation . . . . . . . . . . . . . . . . . . . . .       430       429
  (Increase) Decrease in Accounts receivable . . . . . .       310     3,355
  (Decrease) in Accounts payable . . . . . . . . . . . .    (8,541)
  Increase in state tax payable. . . . . . . . . . . . .       800
  Increase (Decrease) in accrued interest. . . . . . . .      (833)    1,922
                                                          ---------  --------
NET CASH PROVIDED FROM OPERATIONS. . . . . . . . . . . .   (21,232)   (3,427)

INVESTING ACTIVITIES
  Purchase of equipment. . . . . . . . . . . . . . . . .         0         0

FINANCING ACTIVITIES
  Decrease in bank overdraft . . . . . . . . . . . . . .      (183)        0
  Repayment of related party notes . . . . . . . . . . .   (45,873)   (5,000)
  Related party borrowings . . . . . . . . . . . . . . .    12,900     9,500
  Sale of common stock . . . . . . . . . . . . . . . . .    77,600
                                                          ---------  --------
TOTAL FINANCING ACTIVITIES . . . . . . . . . . . . . . .    44,627     4,500


DECREASE IN CASH AND CASH EQUIVALENTS. . . . . . . . . .    23,395     1,073
Cash and cash equivalents at the beginning of the period         0        30
                                                          ---------  --------
Cash and cash equivalents at the end of the period . . .  $ 23,395   $ 1,103
                                                          =========  ========


           See accountant's review report and accompanying footnotes.

                          OEF Corporate Solutions, Inc
                      Footnotes to the Financial Statements
                             JUNE 30, 2004 and 2003
--------------------------------------------------------------------------------

1.     ORGANIZATION  AND  BASIS  OF  PRESENTATION

     Basis  of  presentation

          The accompanying interim condensed financial statements are unaudited, but in the opinion of management of OEF Corporate Solutions, Inc. (the Company), contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at June 30 2004, the results of operations for the six months ended June 30, 2004 and 2003, and cash flows for the six months ended June 30, 2004 and 2003.

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

          The results of operations for the six months ended June 30, 2004 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2004.

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

                          OEF Corporate Solutions, Inc
                      Footnotes to the Financial Statements
                             JUNE 30, 2004 and 2003
--------------------------------------------------------------------------------

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

                          OEF Corporate Solutions, Inc
                      Footnotes to the Financial Statements
                             JUNE 30, 2004 and 2003
--------------------------------------------------------------------------------

2.     NEW  ACCOUNTING  PRONOUNCEMENTS  -  Continued

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

3.     RELATED  PARTY  TRANSACTION

          Various founders of the Company have performed consulting services for which the Company has paid them consulting fees as voted on during the initial board of directors meeting. There were no monies paid during the six months ended June 30, 2004 and 2003.

          The Company borrowed $12,900 from various related parties and shareholders of the Company for working capital purposes as of June 30, 2004. Repayments of $45,873 were paid for the six months ended June 30, 2004 and none for 2003.

4.     SALE  OF  COMMON  STOCK

          During the period ending June 30, 2004 the Company raised $77,600 in proceeds on the sale of 155,200 shares of its common stock thru a public offering.

5.     GOING  CONCERN

          The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has sustained net operating losses since inception which raises substantial doubt as to its ability to continue as a going concern. The ability to the Company to continue as a going concern is dependent on the company's ability to raise additional funds and implement its business plan. The financial statements do not include any adjustments that might be necessary if the company is unable to continue as a going concern.

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

RESULTS  OF  OPERATIONS  FOR  THE SIX-MONTH PERIODS ENDED JUNE 30, 2004 AND 2003

The Company had revenues of $1,168 during the six-month period ended June 30, 2004. The Company had total operating expenses of $12,131, interest expense of $1,635, and State corporate tax of $800 during the same period. As a result the Company experienced a net loss of $13,398 for the six-month period ended June 30, 2004. During the six-month period ended June 30, 2003 the Company had revenue of $6,235, total operating expenses of $13,271, and interest expense of $2,097. As a result the Company experienced a net loss of $9,133 for the six-month period ended June 30, 2003.

LIQUIDITY  AND  CAPITAL  RESOURCES

At June 30, 2004, the Company had assets of $25,612 consisting of $23,395 cash on hand and $2,217 in equipment less accumulated depreciation. At December 31, 2003, the Company had assets of $310 in accounts receivable.

At June 30, 2004, the Company's liabilities totaled $18,596 and consisted of $8,236 in accrued interest, $800 in State corporate income tax, $5,000 in notes payable to EGM, Inc., an entity owned and controlled by Gary McAdam, a shareholder, and $4,560 in long-term notes payable to Natalie Shahvaran, our Chief Executive Officer. Liabilities at December 31, 2003 totaled $60,143 and consisted of $8,541 in accounts payable, $9,069 in accrued interest, $33,000 in notes payable to Growth Ventures, an entity owned and controlled by Gary McAdam, a shareholder and $9,350 in long-term notes payable to Natalie Shahvaran.

We require additional capital to supplement our anticipated revenues and fund our continuing operations. During the past two years, we have relied on advances and loans from our executive officer and shareholders to supplement revenues. Management determined that it was necessary to raise additional capital through the sale of a portion of our stock. We filed an SB-2 Registration Statement, which went into effect in November 2003 for the sale of a minimum of 150,000 and a maximum of 300,000 shares of common stock, par value $.001, at $.50 per share. On February 17, 2004, we filed a post effective amendment, which extended our offering period. During the three-month period ended June 30, 2004, we successfully sold the minimum number of shares and closed the registration. The Company received $77,600 in proceeds on the sale of 155,200 shares of its common stock from the public offering.

We currently owe approximately $9,500 to related parties for loans and advances and there are no agreements or understandings that additional funding will be forthcoming.

Our auditors have expressed concern that the Company has experienced losses from operations and negative cash flows from operations since inception. While we successfully completed our public offering during the period covered by this report, our capacity to continue as a going concern will depend on our ability to raise additional capital and fully implement our business plan.

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

PART  II-  OTHER  INFORMATION

ITEM  2.  CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS

The Company filed an SB-2 Registration Statement, which went into effect in November 2003 for the sale of a minimum of 150,000 and a maximum of 300,000 shares of common stock, par value $.001, at $.50 per share. During the three-month period ended June 30, 2004 we completed our offering and raised
$77,600  in  total  proceeds  on  the  sale  of  155,200 shares of common stock.

USE  OF  PROCEEDS

Description                Use of Proceeds from Sale of 155,200 Shares
--------------------       -------------------------------------------

  Pay  off  notes                     $            48,420
  Legal  fees                         $             6,270
  Offering  Expenses                  $            22,910
                                                   ======

TOTAL  PROCEEDS                       $            77,600



ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

No reports on Form 8-K were filed by OEF Corporate Solutions, Inc. during the quarter ended June 30, 2004.



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

                                   OEF  CORPORATE  SOLUTIONS,  INC.


Date:  August  31,2004             By: /s/ Natalie  Shahvaran
                                   -----------------------------------
                                   Natalie  Shahvaran
                                   CEO  and  Chief  Financial  Officer