Form 10QSB
period 2004-09-30
OEF CORPORATE SOLUTIONS INC
filed 2004-11-19
CIK 1164621

U.S. Securities and Exchange Commission
                             Washington, D.C.  20549
                                   Form 10-QSB
(Mark  One)
[ X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For  the  quarterly  period  ended  September  30,  2004

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

               132 NORTH EL CAMINO REAL #346, ENCINITAS, CA 92024
                    (Address of principal executive offices)

                                  760-944-9010
                           (Issuer's telephone number)

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

The aggregate number of shares issued and outstanding of the issuer's common stock as of September 30, 2004 was 3,855,200 shares of $0.001par value.

Transitional  Small  Business  Disclosure  Format  (Check  one):
Yes  [  ]  No  [X]



                                  FORM 10-QSB
                          OEF CORPORATE SOLUTIONS, INC.

                                      INDEX

                                                                            Page
PART I..  Financial Information
          Item 1.  Unaudited Financial Statements                              3

          Balance Sheets September 30, 2004 and 2003                           3

          Statements of Operations for the Nine Months Ended September 30,
          2004 and 2003                                                        4

          Statement of Changes in Stockholders' Equity for the Nine Months
          Ended September 30, 2004 and 2003.                                   5

          Statement of Cash Flows for the Nine Months Ended September 30,
          2004 and 2003                                                        6

          Notes to Financial Statements                                      7-9

          Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                 10

          Item 3.  Controls and Procedures                                    12

PART II.  Other Information

          Item 2.  Changes in Securities and Use of Proceeds                  12

          Item 6.  Exhibits and Reports on Form 8-K                           13

          Signatures                                                          13


(Inapplicable  items  have  been  omitted)

PART  I-  FINANCIAL  INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS




                          OEF CORPORATE SOLUTIONS, INC
                                  BALANCE SHEET
                    September 30, 2004 and December 31, 2003

                                                      Unaudited
                                                        2004       2003
                                                      ---------  ---------
ASSETS
----------------------------------------------------
Current Assets
  Cash . . . . . . . . . . . . . . . . . . . . . . .  $ 18,307   $      0
  Accounts receivable. . . . . . . . . . . . . . . .         0        310
                                                      ---------  ---------
    Total current assets . . . . . . . . . . . . . .    18,307        310

Fixed Assets
  Equipment. . . . . . . . . . . . . . . . . . . . .     7,636      4,293
  (Accumulated Depreciation) . . . . . . . . . . . .    (2,291)    (1,646)
                                                      ---------  ---------
                                                         5,345      2,647

      Total Assets . . . . . . . . . . . . . . . . .  $ 23,652   $  2,957
                                                      =========  =========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
----------------------------------------------------
Liabilities
Current liabilities
  Bank overdraft . . . . . . . . . . . . . . . . . .  $      0   $    183
  Accounts payable . . . . . . . . . . . . . . . . .     4,533      8,541
  Accrued interest . . . . . . . . . . . . . . . . .     8,451      9,069
  Notes payable-related parties. . . . . . . . . . .     9,460     33,000
                                                      ---------  ---------
      Total current liabilities. . . . . . . . . . .    22,444     50,793
                                                      ---------  ---------

Long term laibilities to realted parties . . . . . .         0      9,350
                                                      ---------  ---------

Shareholders' Deficiency
  Common stock, 50,000,000 shares authorized
  .001 par value 3,855,200 issued. . . . . . . . . .     3,855      3,700
  Paid in capital. . . . . . . . . . . . . . . . . .    86,945      9,500
  (Retained deficit) . . . . . . . . . . . . . . . .   (89,592)   (70,386)
                                                      ---------  ---------
      Total shareholders' deficiency . . . . . . . .     1,208    (57,186)
                                                      ---------  ---------

      Total liabilites and shareholders' deficiency.  $ 23,652   $  2,957
                                                      =========  =========


    The accompanying notes are and integral part to the financial statements



                   OEF CORPORATE SOLUTIONS, INC
                     STATEMENT OF OPERATIONS
      For the Nine Months Ending September 30, 2004 and 2003


                                           2004         2003
                                        -----------  -----------
Income . . . . . . . . . . . . . . . .  $    1,823   $    9,540

Expenses
  Automobile . . . . . . . . . . . . .           0            0
  Bank charges . . . . . . . . . . . .          98           90
  Consulting . . . . . . . . . . . . .       1,755        6,164
  Depreciation . . . . . . . . . . . .         645          644
  Fees . . . . . . . . . . . . . . . .         500            0
  Office expense . . . . . . . . . . .          32          288
  Postage and delivery . . . . . . . .           0          473
  Professional fees. . . . . . . . . .      14,953        7,601
  Rent . . . . . . . . . . . . . . . .           0        5,000
  Telephone. . . . . . . . . . . . . .           0        1,000
  Training . . . . . . . . . . . . . .           0            0
  Travel and entertainment . . . . . .         396          100
  Other costs. . . . . . . . . . . . .           0        1,000
                                        -----------  -----------
      Total expenses . . . . . . . . .      18,379       22,360
                                        -----------  -----------
(Loss) from operations . . . . . . . .     (16,556)     (12,820)
Other income and (expense)
  (Interest) expense . . . . . . . . .      (1,850)      (2,797)
  State corporate tax expense. . . . .        (800)        (800)
                                        -----------  -----------
      Total other income and (expense)      (2,650)      (3,597)

Net (Loss) . . . . . . . . . . . . . .  $  (19,206)  $  (16,417)
                                        ===========  ===========

Earnings per share . . . . . . . . . .  $    (0.01)  $    (0.01)
                                        ===========  ===========

Weighted average per common share. . .   3,700,000    3,700,000
                                        ===========  ===========

    The accompanying notes are and integral part to the financial statements



                          OEF CORPORATE SOLUTIONS, INC.
                      STATEMENT OF SHAREHOLDERS' DEFICIENCY
                For Nine Months Ended September 30, 2004 and 2003


                                      2003
                                      ----


                                              Paid In    Retained
Date                    Shares      Amount    Capital    Deficit     Total
--------------------  ----------  ----------  --------  ---------  ---------
December 31, 2002. .  3,700,000   $   3,700   $  9,500  $(47,099)  $(33,899)
Loss for the period.                                     (16,417)   (16,417)
                      ----------  ----------  --------  ---------  ---------
                      3,700,000   $   3,700   $  9,500  $(63,516)  $(50,316)
                      ==========  ==========  ========  =========  =========


                                      2004
                                      ----

December 31, 2003. .  3,700,000   $   3,700   $  9,500  $(70,386)  $(57,186)
Sale of common stock    155,200         155     77,445               77,600
Loss for the period.                                     (19,206)   (19,206)
                      ----------  ----------  --------  ---------  ---------
                      3,855,200   $   3,855   $ 86,945  $(89,592)     1,208
                      ==========  ==========  ========  =========  =========


    The accompanying notes are and integral part to the financial statements



                          OEF CORPORATE SOLUTIONS, INC.
                    STATEMENT OF CASH FLOWS-INDIRECT METHOD
             For the Nine Months Ending September 30, 2004 and 2003


                                                            2004       2003
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss from operations . . . . . . . . . . . . . . .  $(19,206)  $(16,417)
  Adjustments to reconcile net income
  Depreciation . . . . . . . . . . . . . . . . . . . . .       645        644
  (Increase) decrease in Accounts receivable . . . . . .       310      2,345
  (Decrease) Increase in Accounts payable. . . . . . . .    (4,008)     6,800
  (Decrease) Increase in accrued interest. . . . . . . .      (618)     2,447
                                                          ---------  ---------
NET CASH PROVIDED FROM OPERATIONS. . . . . . . . . . . .   (22,877)    (4,181)

INVESTING ACTIVITIES
  Purchase of equipment. . . . . . . . . . . . . . . . .     3,260          0

FINANCING ACTIVITIES
  Decrease in bank overdraft . . . . . . . . . . . . . .      (183)
  Sale of common stock . . . . . . . . . . . . . . . . .    77,600          0
  Related party borrowings . . . . . . . . . . . . . . .    12,900      9,500
  Repayment of related party borrowings. . . . . . . . .   (45,873)    (5,000)
                                                          ---------  ---------
                                                            44,444      4,500

DECREASE IN CASH AND CASH EQUIVALENTS. . . . . . . . . .    18,307        319
Cash and cash equivalents at the beginning of the period         0         30
                                                          ---------  ---------
Cash and cash equivalents at the end of the period . . .  $ 18,307   $    349
                                                          =========  =========

    The accompanying notes are and integral part to the financial statements

                          OEF CORPORATE SOLUTIONS, INC.
                      FOOTNOTES TO THE FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2004 AND 2003

1.   ORGANIZATION  AND  BASIS  OF  PRESENTATION

     Basis  of  presentation

     The accompanying interim condensed financial statements are unaudited, but in the opinion of management of OEF Corporate Solutions, Inc. (the Company), contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at September 30, 2004, the results of operations for the nine months ended
     September  30,  2004  and  2003,  and  cash flows for the nine months ended
     September 30, 2004 and 2003. The balance sheet as of December 31, 2003 is derived from the Company's audited financial statements.

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

     The results of operations for the nine months ended September 30, 2004 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2004.

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

3.   RELATED  PARTY  TRANSACTION

     Various founders of the Company have performed consulting services for which the Company has paid them consulting fees as voted on during the initial board of directors meeting. There were no monies paid during the nine months ended September 30, 2004 and 2003.

     The Company borrowed $8,400 from various related parties and shareholders of the Company for working capital purposes as of September 30, 2004. $45,873 was repaid to related parties for advances made to the Company for the nine moths ended September 30, 2004.

4.   CAPITAL  STOCK

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

RESULTS  OF  OPERATIONS  FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2004 AND
2003

The Company had revenues of $1,823 during the nine-month period ended September 30, 2004. The Company had total operating expenses of $18,379, interest expense of $1,850, and State corporate tax of $800. As a result the Company experienced a net loss of $19,206 for the nine-month period ended September 30, 2004. During the nine-month period ended September 30, 2003 the Company had revenue of $9,540, total operating expenses of $22,360, interest expense of $22,797, and State and Corporate tax of $800. As a result the Company experienced a net loss of $16,417 for the nine-month period ended September 30, 2003.

LIQUIDITY  AND  CAPITAL  RESOURCES

At September 30, 2004, the Company had total assets of $23,652 consisting of $18,307 cash on hand and $5,345 in equipment less accumulated depreciation. At December 31, 2003, the Company had total assets of $2,957 consisting of $310 in accounts receivable and $2,647 in equipment less accumulated depreciation.

At September 30, 2004, the Company's current liabilities totaled $22,444 and consisted of $4,533 in accounts payable, $8,451 in accrued interest, and $9,460 in notes payable to related parties. The notes payable to related parties consist of $5,000 in notes payable to EGM, Inc., an entity owned and controlled by Gary McAdam, a shareholder, and $4,460 in long-term notes payable to Natalie Shahvaran, our Chief Executive Officer. Liabilities at December 31, 2003 totaled $60,143 and consisted of a bank overdraft of $183, $8,541 in accounts payable, $9,069 in accrued interest, $33,000 in notes payable to Growth Ventures, an entity owned and controlled by Gary McAdam, a shareholder and $9,350 in long-term notes payable to Natalie Shahvaran.

We require additional capital to supplement our anticipated revenues and fund our continuing operations. During the past two years, we have relied on advances and loans from our executive officer and shareholders to supplement revenues. Management determined that it was necessary to raise additional capital through the sale of a portion of our stock. We filed an SB-2 Registration Statement, which went into effect in November 2003 for the sale of a minimum of 150,000 and a maximum of 300,000 shares of common stock, par value $.001, at $.50 per share. On February 17, 2004, we filed a post effective amendment, which extended our offering period. During the second quarter 2004, we successfully sold the minimum number of shares and closed the registration. The Company received $77,600 in proceeds on the sale of 155,200 shares of its common stock from the public offering.

We currently owe approximately $9,460 to related parties for loans and advances and there are no agreements or understandings that additional funding will be forthcoming.

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

PART  II-  OTHER  INFORMATION

ITEM  2.  CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS

The Company filed an SB-2 Registration Statement, which went into effect in November 2003 for the sale of a minimum of 150,000 and a maximum of 300,000 shares of common stock, par value $.001, at $.50 per share. During the second quarter, 2004 we completed our offering and raised $77,600 in total proceeds on the sale of 155,200 shares of common stock.



USE  OF  PROCEEDS


DESCRIPTION          USE OF PROCEEDS FROM SALE OF 155,200 SHARES
-------------------  --------------------------------------------
  Pay off notes . .  $                                     48,420
  Legal fees. . . .  $                                      6,270
  Offering Expenses  $                                     22,910
                     ============================================

TOTAL PROCEEDS. . .  $                                     77,600


ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

No reports on Form 8-K were filed by OEF Corporate Solutions, Inc. during the quarter ended September 30, 2004.



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

                                   OEF  CORPORATE  SOLUTIONS,  INC.


Date:  November 19, 2004           By: /s/ Natalie  Shahvaran
                                   -----------------------------------
                                   Natalie  Shahvaran
                                   CEO  and  Chief  Financial  Officer