Form 10KSB
period 2004-12-31
OEF CORPORATE SOLUTIONS INC
filed 2005-04-15
CIK 1164621

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-KSB

[  X ]     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXHANGE ACT
OF  1934  FOR  THE  FISCAL  YEAR  ENDED  DECEMBER  31,  2004

[   ]     TRANSITION  REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXHANGE
ACT  OF  1934  for  the  transition  period  from  _____  to  _____

                        Commission File Number: 333-96589

                          OEF CORPORATE SOLUTIONS, INC.
           (Name of small business issuer as specified in its charter)

                              NEVADA     88-0514502
  (State or other jurisdiction of      (I.R.S. Employer Identification Number)
                         incorporation or organization)

              132 N. EL CAMINO REAL, STE. 346, ENCINITAS, CA  92024
                    (Address of principal executive offices)

                                  760-944-9010
                           (Issuer's telephone number)

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

On December 31, 2004 the aggregate market value of the voting stock of OEF Corporate Solutions, Inc. held by non-affiliates of the registrant was $-0-. There is currently no public market for the registrant's common stock. Therefore, the aggregate market value of the stock is deemed to be $0. At December 31, 2004 there were 3,855,200 shares of common stock of the registrant outstanding, par value $.001.

The issuer's revenue for its most recent fiscal year was: $4,215 Documents Incorporated by Reference: None.
Transitional  Small  Business  Disclosure  Format:  Yes  [   ]  No  [  X  ]

FORM  10-KSB
                          OEF CORPORATE SOLUTIONS, INC.



                                               INDEX

                                                                                             Page

PART I .  Item 1.  Description of Business                                                      3

          Item 2.  Description of Property                                                      5

          Item 3.  Legal Proceedings                                                            5

          Item 4.  Submission of Matters to a Vote of Security Holders                          5

PART II.  Item 5.  Market for Common Equity and Related Stockholder Matters                     6

          Item 6.  Management's Discussion and Analysis or Plan of Operation                    6

          Item 7.  Financial Statements                                                         9

          Item 8.  Changes In and Disagreements with Accountants on Accounting and
          Financial Disclosure                                                                  9

          Item 8A.  Controls and Procedures                                                    10

PART III  Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance
          with Section 16(a) of the Exchange Act                                               10

          Item 10.  Executive Compensation                                                     11

          Item 11.  Security Ownership of Certain Beneficial Owners and Management             11

          Item 12.  Certain Relationships and Related Transactions                             12

          Item 13.  Exhibits and Reports on Form 8-K                                           13

          Item 14.  Principal Accountant Fees and Services                                     14

          Signatures                                                                           15

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

ITEM  2.  DESCRIPTION  OF  PROPERTY

We currently maintain minimal office space provided by World Ventures, LLC, an entity managed by Natalie Shahvaran, our officer and director, at no cost. We do not have any written agreement regarding our office space. Our address is 132 N. El Camino Real, Ste. 346, Encinitas, CA 92024. Our telephone number is 760-944-9010. We anticipate this situation will be maintained for at least the next twelve months. The facility meets our current needs, however should we expand in the future, we may have to relocate. If we have to relocate, we will seek office space at or below then prevailing rates.

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

On November 12, 2003 an SB-2 went effective to register a minimum of 150,000 and a maximum of 300,000 shares of our common stock, par value $.001 for $.50 per share. In accordance with a post effective amendment filed on February 17, 2004, our offering will close at such time we reach our minimum or July 17, 2004, whichever occurs first. We raised $77,600 in proceeds from our IPO and issued 155,200 shares of common stock to approximately 28 investors.

In the future, we anticipate making application through a broker/dealer for a listing on the Over the Counter Bulletin Board (OTCBB).

As of December 31, 2004, there were 34 shareholders of record holding 3,855,200 shares of common stock. The holders of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

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

ITEM  6.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION

RESULTS  OF  OPERATIONS  FOR  THE  YEARS  ENDED  DECEMBER  31,  2004  AND  2003

The Company had $4,215 in revenue from continuing operations for the year ended December 31, 2004 compared to revenue of $10,740 for the year ended December 31, 2003. Expenses totaled $27,239 in 2004 compared to $28,173 in 2003. In 2004 we have interest expense and state corporate tax expenses of $2,937 compared to $5,854 in 2003. The majority of our expenses for the year ended 2004 were professional fees including consulting, audit and legal fees.

We had a loss from operations of $23,114 for the year ended December 31, 2004 compared to $17,433 in 2003. As a result of the foregoing factors, we realized a net loss of $26,051 for the year ended December 31, 2004 compared to a net loss of $23,287 in 2003.

RESULTS  OF  OPERATIONS  YEARS  ENDED  DECEMBER  31,  2003  AND  2002

The Company had $10,740 in revenue from continuing operations for the year ended December 31, 2003 compared to revenue of $12,694 during 2002. Expenses totaled $28,173 in 2003 compared to expenses of $51,998 in 2002. This 46% decrease in the cost of revenue for 2003 is due to several factors. First, fees for professional services decreased by $9,101 in 2003. We also incurred expenses in 2003 related to our filing of an SB-2 registration for the sale of common stock. We spent $3,812 in travel and entertainment related to establishing our client base during 2002 and only $100 toward this end in 2003.

We experienced a loss from operations of $17,433 for the year ended December 31, 2003 compared to a loss from operations of $39,304 for fiscal 2002. Other expenses in 2003 consisted of interest expense of $5,054 and State corporate tax of $800.

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

LIQUIDITY  AND  CAPITAL  RESOURCES

At December 31, 2004, our total assets were $15,993. Current assets consisted of $10,700 cash. Property and equipment after accumulated depreciation was $5,233.

Total current liabilities at December 31, 2004 were $21,570 consisting of $2,500 in current accounts payable, $6,256 accrued interest and state taxes payable of $800. During 2004 we made repayments of short-term borrowings of $30,336. We have no capital commitments for the next twelve months.

We closed our initial public offering during 2004 and realized $77,445 net from the sale of 155,200 shares of common stock to approximately 28 investors.

We anticipate that our expenses for the next twelve months will be approximately $25,000. In the past we have relied on advances from our president and shareholders to cover our operating costs. Management anticipates that we will receive sufficient income from operations to meet our needs through the next 12 months. However, there can be no assurances to that effect. Our need for capital may change dramatically. Should we require additional capital, we may seek additional advances from officers or shareholders, sell common stock or find other forms of debt financing.

Our auditors have expressed concern that the Company has experienced losses from operations and negative cash flows from operations since inception. We have negative working capital and a capital deficiency at December 31, 2004. These conditions raise substantial doubt about our ability to continue as a going concern.

ITEM  7.  FINANCIAL  STATEMENTS

The  financial  statements  of  the  Company  appear  on  Page  16.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

(a)  Previous  independent  accountants

     (i) On November 17, 2004, Weinberg & Company, P.A., resigned from its position as the Company's independent accountants.

     (ii) The audit report of Weinberg & Company, P.A., for the year ended December 31, 2003 contained an opinion expressing substantial doubt as to ability to continue as a going concern. Those audit report contained no other adverse opinion, disclaimer of opinion or modification of the opinion.

     (iii) OEFs' Board of Directors participated in and approved the decision to change independent accountants.

     (iv) In connection with its audit for the most recent fiscal year there have been no disagreements with Weinberg & Company, P.A., on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement if not resolved to the satisfaction of Weinberg & Company, P.A., would have caused them to make reference thereto in their report on the financial statements.

     (v) During the two most recent fiscal years and the interim period until the date of dismissal there have been no reportable events (as defined in regulation S-K Item 304 (a)(1)(v)).

     (vi) OEFs had requested that Weinberg & Company, P.A., furnish it with a letter addressed to the SEC stating whether or not it agrees with the above statements. A copy of such letter was filed as an exhibit to the form 8-K filed on January 18, 2005.

Although the letter of resignation is dated November 17, 2004, the Company did not receive notice of the resignation until December 14, 2004.

(b)  New  Independent  Accountants

On December 17, 2004, the board of directors voted to engage Hawkins Accounting, to audit its financial statements for the year ended December 31, 2004. OEF consulted Hawkins Accounting during the two most recent fiscal years regarding the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that was rendered on the OEF financial statements, and written reports and oral advise was provided to OEFs by concluding there was an important factor to be considered by OEF in reaching a decision as to an accounting, auditing or financial issue. In the past two years OEF has not consulted Hawkins Accounting on any matter that was either the subject of a disagreement, as that term is defined in Item 304 (a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K, or a reportable event, as that term is defined in Item 304 (a)(1)(v) of Regulation S-K.

As clarification, Hawkins Accounting was the Company's auditor prior to year ended December 31, 2003. Hawkins Accounting then became associated with Weinberg. Hawkins Accounting discontinued his association with Weinberg on September 30, 2004.

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

ITEM  8B.  OTHER  INFORMATION

There are no further disclosures. All information that was required to be disclosed in a Form 8-K during the fourth quarter, 2004 has been disclosed.


                                    PART III
ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following table sets forth the name, age, position and office term of each executive officer and director of the Company.



NAME               AGE                    POSITION                         SINCE
                   ---  --------------------------------------------  ----------------

Natalie Shahvaran   28  Chief Executive Officer, Chief Financial      December 5, 2001
                        Officer, President, Secretary, Treasurer and
                        Director

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

ITEM  10.  EXECUTIVE  COMPENSATION

There are no formal employment arrangements in place. Natalie Shahvaran has a consulting contract that allows her to be paid $20,000 for services performed on behalf of the Company. During the year ended December 31, 2002, we paid Ms. Shahvaran $9,555 in the form of consulting fees for her services to OEF. During the year ended December 31, 2003, we paid Ms. Shahvaran $6,552 in consulting fees. During the year ended December 31, 2004, we paid Ms. Shahvaran $3,194 in consulting fees. Ms. Shahvaran has not accrued any unpaid salary. In addition, we have agreed to reimburse Ms. Shahvaran for expenses incurred on our behalf. We do not anticipate formalizing this arrangement and do not have any preliminary agreements or understandings that would change the terms of compensation during the course of the year. We do not anticipate compensating any directors.

Executive  compensation  for  the  past  three  years  is  as  follows:



SUMMARY  COMPENSATION  TABLE


                                                                             Long Term Compensation
                                          Annual Compensation                 Awards            Payouts
                                      -------------------------------  -----------------------  -------
                                                                                    Securities
                                                              Other     Restricted  Underlying
Name and                      Year                           Annual       Stock     Options/    LTIP     All Other
Principal Position           Ended     Salary     Bonus)     Compen-)   Awards )    SARs (#)    Payouts  Compensa-
                                       ($)        ($)        sation($)    ($)                   ($)      tion ($)

Natalie Shahvaran . . . .    12/31/04      3,194       -0-        -0-         -0-          -0-     -0-       -0-
  Chief Executive Officer    12/31/03      6,552       -0-        -0-         -0-          -0-     -0-       -0-
  Chief Financial Officer    12/31/02      9,555       -0-        -0-         -0-          -0-     -0-       -0-
  and Director. . . . . .

ITEM  11.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND MANAGEMENT.

The following table sets forth the beneficial ownership of our common stock as of the date of this report. The table includes each person known to beneficially own more than 5% of the 3,855,200 outstanding shares, each of our directors and each of our executive officers.



NAME & ADDRESS                  TITLE OF CLASS  # OF SHARES    % OF SHARES
                                                BENEFICIALLY  BENEFICIALLY
                                                   OWNED          OWNED


Natalie Shahvaran (1). . . . .  Common             3,200,000            83%
3639 Midway Drive,
Suite B323
San Diego, CA  92110

Gary J. McAdam (2) . . . . . .  Common               200,000           5.2%
14 Red Tail Drive
Highlands Ranch, CO  80126

Vail Investments, LLC (3). . .  Common               200,000           5.2%
Las Vegas, NV  89109

---------------------------------------------------------------------------
All directors and executive. .  Common             3,200,000            83%
officers as a group (1 person)

     (1)  Officer  and/or  director.
     (2) Gary McAdam is the beneficial owner of 50,000 shares owned by Growth Ventures, Inc. Pension Plan and Trust, of which he is Trustee. He is also the beneficial owner of 150,000 shares owned by his wife Claudia McAdam.
     (3) These shares are beneficially owned by Nina Kravchenko through her Company, Vail Investments, LLC. Ms. Kravchenko is the mother of Natalie Shahvaran.

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

We received an advance of $3,330 from World Ventures, LLC in December of 2002. The advance was repaid in June, 2004.

During 2003, Ms. Shahvaran advanced $9,500 to our company to pay operating expenses. At December 31, 2004, we had repaid $6,140 in advances and owed Ms. Shahvaran 2,960.

Natalie Shahvaran has a consulting contract that allows her to be paid $20,000 for services performed on behalf of the Company. During the year ended December 31, 2002 we paid Ms. Shavaran $9,555 in consulting fees. During the year ended December 31, 2003 we paid Ms. Shahvaran $6,552 in consulting fees and reimbursement of expenses. During the year ended December 31, 2004 we paid Ms. Shahvaran $3,194 in consulting fees and reimbursement of expenses.

We have entered a consulting agreement with USA Ventures. USA Ventures is owned by Mr. Thomas H. McAdam. USA Ventures previously purchased 100,000 shares of our stock. We entered the agreement on January 7, 2002 that requires us to pay consulting fees totaling $5,000. As of December 31, 2004 we still owe up to $3,000 which will be payable when services are performed. USA Ventures is assisting us in developing our business plan and corporate matters. Consulting services include developing our business plan, professional advice and assistance in the areas of corporate structure, corporate finance, management structure, time line projections, future funding and marketing. Under the terms of the consulting agreement, the manner in which the services are to be performed and the specific hours to be worked by USA Ventures shall be determined by USA Ventures. We will rely on USA Ventures to work as many hours as reasonably necessary to fulfill USA Ventures' obligations under our agreement. We paid an initial $2,000 as a retainer.

Mr.  Gary  McAdam  and  Mr.  Thomas  H.  McAdam  are  brothers.

ITEM  13.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.




     a)   Exhibits


EXHIBIT NUMBER   TITLE                                                        LOCATION

3(i)             Articles of Incorporation*                              SB-2 filed  7/17/02

3(ii)            Bylaws*                                                 SB-2 filed  7/17/02

14               Code of Ethics**                                        10-KSB filed 5/7/04

31               Certification of the Principal Executive Officer and    Attached
                 Principal Financial Officer pursuant to Section 302 of
                 the Sarbanes-Oxley Act of 2002

32               Certification of the Principal Executive Officer and    Attached
                 Principal Financial Officer pursuant to U.S.C. Section
                 1350 as adopted pursuant to Section 906 of the
                 Sarbanes-Oxley Act of 2002***


*  Incorporated  by  reference.  Filed  as  exhibit  to  SB-2  filed  March  17,  2002.

**Incorporated  by  reference.  Filed  as  exhibit  to  2003  10-KSB  filed  May  7,  2004.

***The  Exhibit  attached  to  this Form 10-KSB shall not be deemed "filed" for purposes of
Section 18 of the Securities Exchange Act of 1934 (the "Exchange Act") or otherwise subject to  liability  under  that section, nor shall it be deemed incorporated by reference in any filing  under  the  Securities  Act  of  1933,  as  amended, or the Exchange Act, except as expressly  set  forth  by  specific  reference  in  such  filing.

     b)   Reports  on  Form  8-K

On December 20, 2004, OEF furnished a current report on Form 8-K to report under Items 4.01 and 9.01 that the Company had undergone a change in the their principal certifying accountant.

Subsequent to the date of this report, on January 18, 2005, OEF furnished an amended report on Form 8-K/A to report under Item 9.01 that its previous principal certifying accountant agreed with the pronouncements made under Item
4.01  of  the  December  8-K.

ITEM  14.  PRINCIPAL  ACCOUNTANT  FEES  AND  SERVICES

Audit  Fee
----------

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal account for the audit of OEF's annual financial statement and review of financial statements included in OEF's10-QSB reports and services normally provided by the accountant in connection with statutory and regulatory filings or engagements were $ 9,000 for fiscal year ended 2003 and $6,000 for the fiscal year ended 2004.

Audit-Related  Fees
-------------------

There were no fees for other audit related services for fiscal year ended 2003 or 2004.

Tax  Fees
---------

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advise, and tax planning were $0 for fiscal year ended 2003 and $0 for fiscal year ended 2004.

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

                              OEF  CORPORATE  SOLUTIONS,  INC.


Date: April 15, 2005               By:  /s/Natalie  Shahvaran
                                   -----------------------------------
                                   Natalie  Shavaran
                                   CEO  and  Chief  Financial  Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date:  April 15, 2005              By:/s/Natalie  Shahvaran
                                   -------------------------
                                   Natalie  Shavaran
                                   Director



                                C O N T E N T S



Independent Auditor's Report for Fiscal Year Ended December 31, 2004  17

Independent Auditor's Report for Fiscal Year Ended December 31, 2003  18

Consolidated Balance Sheets. . . . . . . . . . . . . . . . . . . . .  19

Consolidated Statements of Operations. . . . . . . . . . . . . . . .  20

Consolidated Statements of Stockholders' Equity. . . . . . . . . . .  21

Consolidated Statements of Cash Flows. . . . . . . . . . . . . . . .  22

Notes to the Consolidated Financial Statements . . . . . . . . . . .  23

HAWKINS  ACCOUNTING
Certified  Public  Accountant
Audit  .  tax  .  consulting



TO  THE  BOARD  OF  DIRECTORS  AND  SHAREHOLDERS
OEF  Corporate  Solutions,  Inc.
San  Diego,  California

REPORT  OF  INDEPENDENT  REGISTERED  PUBLIC  ACCOUNTING  FIRM

I have audited the balance sheet of OEF Corporate Solutions, Inc. as of December 31, 2004 and the related statements of operations, stockholders' equity and cash flows for the year ended December 31, 2004. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of OEF Corporate Solutions, Inc as of December 31, 2004, the results of operations and it's cash flows for the year then ended in conformity with generally accepted accounting principles in the United States of America.

As discussed in Note 7 the accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has a working capital deficiency of $10,870 and shareholders' deficiency of $5,637 at December 31, 2004, and a net loss from operations of $26,051 and a negative cash flow from operations of $32,494 for 2004, which raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.


March  17,  2005

              2335 S. Bentley Ave. Suite 302 Los Angeles, CA 90064
                  408.460.4173 Fax 310.477.6040 rrh2cpa@cs.com
                                                --------------

Weinberg  &  Company,  P.  A.
Certified  Public  Accountants

REPORT  OF  INDEPENDENT  REGISTERED  PUBLIC  ACCOUNTING  FIRM
-------------------------------------------------------------
To The board of Directors of and Shareholders of OEF Corporate Solutions, Inc.
San  Diego,  California

We have audited the accompanying balance sheet of OEF Corporate Solutions, Inc. (the "Company") as of December 31, 2003, and the related statements of operations, shareholders' deficiency and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of OEF Corporate Solutinos, Inc. as of December 31, 2003, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 7 to the financial statements, the Company's working capital deficiency of $50,483, shareholders' deficiency of $57,186 at December 31, 2003, and a net loss from operations of $23,287 raise substantial doubt about its ability to continue as a going concern. Management's plan in regards to these matters is also described in Note 7. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/  Weinberg  &  Company,  P.  A.
----------------------------------
Weinberg  &  Company,  P.  A.

Boca  Raton,  Florida
March  23,  2004

6100  Glades  Road  Ste  314
Boca  Raton,  Florida  33434
Telephone:  561  487  5765    Facsimile:  561  487  5766

HAWKINS ACCOUNTING
--------------------------------------------------------------------------------
CERTIFIED  PUBLIC  ACCOUNTANT                      2335  So.  Bentley  Ave  #302
                                                        Los  Angeles,  CA  90064
                                                                 (408)  370-3294
                                                            FAX  (310)  477-6040



March  17,  2005


Weinberg  &  Co.  PA
Certified  Public  Accountants
Boca  Raton,  FL


From my review of the interim financial statements and audit for the year ended December 31, 2004 of OEF Corporate Solutions, Inc. there was nothing that came to my attention that would change your 2003 audit opinion on the financial statements.



                          OEF CORPORATE SOLUTIONS, INC.
                                  BALANCE SHEET
                           December 31, 2004 and 2003


ASSETS                                                  2004       2003
----------------------------------------------------  ---------  ---------

Current Assets
  Cash . . . . . . . . . . . . . . . . . . . . . . .  $ 10,700   $      0
  Accounts receivable. . . . . . . . . . . . . . . .         0        310
                                                      ---------  ---------
    Total current assets . . . . . . . . . . . . . .    10,700        310

Fixed Assets
  Equipment. . . . . . . . . . . . . . . . . . . . .     8,180      4,293
  (Accumulated Depreciation) . . . . . . . . . . . .    (2,947)    (1,646)
                                                      ---------  ---------
                                                         5,233      2,647

      Total Assets . . . . . . . . . . . . . . . . .  $ 15,933   $  2,957
                                                      =========  =========


LIABILITIES AND STOCKHOLDERS' DEFICIENCY
----------------------------------------------------
Liabilities
Current liabilities
  Bank overdraft . . . . . . . . . . . . . . . . . .  $      0   $    183
  State taxes payable. . . . . . . . . . . . . . . .       800
  Accounts payable . . . . . . . . . . . . . . . . .     2,500      8,541
  Accrued interest . . . . . . . . . . . . . . . . .     6,256      9,069
  Notes payable-related parties. . . . . . . . . . .    12,014     33,000
                                                      ---------  ---------
      Total current liabilities. . . . . . . . . . .    21,570     50,793
                                                      ---------  ---------

Long term laibilities to realted parties . . . . . .         0      9,350
                                                      ---------  ---------

Shareholders' Deficiency
  Common stock, 50,000,000 shares authorized
  .001 par value 3,855,20000 issued. . . . . . . . .     3,855      3,700
  Paid in capital. . . . . . . . . . . . . . . . . .    86,945      9,500
  (Retained deficit) . . . . . . . . . . . . . . . .   (96,437)   (70,386)
                                                      ---------  ---------
      Total shareholders' deficiency . . . . . . . .    (5,637)   (57,186)
                                                      ---------  ---------

      Total liabilites and shareholders' deficiency.  $ 15,933   $  2,957
                                                      =========  =========


     The accompanying notes are an integral part to the financial statements



              OEF CORPORATE SOLUTIONS, INC.
                STATEMENTS OF OPERATIONS
      For the years ended December 31, 2004 and 2003


                                   2004         2003
                                -----------  -----------
Income . . . . . . . . . . . .  $    4,215   $   10,740
                                -----------  -----------

Expenses
  Automobile
  Bank charges . . . . . . . .          98          120
  Consulting . . . . . . . . .       3,194        7,844
  Depreciation . . . . . . . .       1,301          859
  Office expense . . . . . . .          32          194
  Postage and delivery . . . .                      473
  Professional fees. . . . . .      21,808       16,863
  Travel and entertainment . .         396          100
  Other costs. . . . . . . . .         500        1,720
                                -----------  -----------
      Total expenses . . . . .      27,329       28,173
                                -----------  -----------
Loss from operations . . . . .     (23,114)     (17,433)
Other expense
  Interest expense . . . . . .      (2,137)      (5,054)
  State corporate tax. . . . .        (800)        (800)
                                -----------  -----------
      Total other expense. . .      (2,937)      (5,854)
                                -----------  -----------
Net Loss . . . . . . . . . . .  $  (26,051)  $  (23,287)
                                ===========  ===========

Loss per share . . . . . . . .  $    (0.01)  $    (0.01)
                                ===========  ===========

Weighted average common shares   3,790,533    3,700,000
                                ===========  ===========

    The accompanying notes are an integral part of the financial statements



                          OEF CORPORATE SOLUTIONS, INC.
                        STATEMENT OF STOCKHOLDERS' EQUITY
                 For the years ended December 31, 2004 and 2003



                                                Paid In    Retained
Date                      Shares      Amount    Capital    Deficit     Total
----------------------  ----------  ----------  --------  ---------  ---------


December 31, 2002. . .  3,700,000   $   3,700   $  9,500  $(47,099)  $(33,899)
Loss for the year 2003                                     (23,287)   (23,287)
                        ----------  ----------  --------  ---------  ---------
December 31, 2002. . .  3,700,000       3,700      9,500   (70,386)   (57,186)
May, 2004. . . . . . .    155,200         155     77,445               77,600
Loss for the year 2004                                     (26,051)   (26,051)
                        ----------  ----------  --------  ---------  ---------
December 31, 2003. . .  3,855,200   $   3,855   $ 86,945  $(96,437)  $ (5,637)
                        ==========  ==========  ========  =========  =========

    The accompanying notes are an integral part of the financial statements



                          OEF CORPORATE SOLUTIONS, INC.
                            STATEMENTS OF CASH FLOWS
                 For the years ended December 31, 2004 and 2003



                                                          2004       2003
                                                        ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss from operations . . . . . . . . . . . . . .  $(26,051)  $(23,287)
  Adjustments to reconcile net loss to net cash used
  in operating activites
  Depreciation . . . . . . . . . . . . . . . . . . . .     1,301        859
  (Increase) Decrease in Accounts receivable . . . . .       310      3,045
  Increase (Decrease) in Accounts payable. . . . . . .    (5,241)     8,541
  Increase in bank overdraft . . . . . . . . . . . . .                  183
  Increase (Decrease) in accrued interest. . . . . . .    (2,813)     4,709
                                                        ---------  ---------
NET CASH USED IN OPERATNG ACTIVITIES . . . . . . . . .   (32,494)    (5,950)
                                                        ---------  ---------

INVESTING ACTIVITIES
  Purchase of equipment. . . . . . . . . . . . . . . .     3,915          -
                                                        ---------  ---------
NET CASH USED in INVESTING ACTIVITIES. . . . . . . . .     3,915
                                                        ---------  ---------

FINANCING ACTIVITIES
  Borrowings . . . . . . . . . . . . . . . . . . . . .         0     11,920
  Sale of stock. . . . . . . . . . . . . . . . . . . .    77,445          0
  Repayment of short term borrowings . . . . . . . . .   (30,336)    (6,000)
                                                        ---------  ---------
NET CASH PROVIDED BY FINANCING ACTIVITES . . . . . . .    47,109      5,920
                                                                   ---------
DECREASE IN CASH AND CASH EQUIVALENTS. . . . . . . . .    10,700        (30)
Cash and cash equivalents at the beginning of the year         0         30
                                                        ---------  ---------
Cash and cash equivalents at the end of the year . . .  $ 10,700   $      0
                                                        =========  =========


    The accompanying notes are an integral part of the financial statements

                          OEF CORPORATE SOLUTIONS, INC.
                        FOOTNOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003


NOTE  1:  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

Nature  of  the business - OEF Corporate Solutions, Inc (the "Company) is in the
------------------------
business of providing edgarizing services for companies. We utilize the services of offsite independent contractors and operate as a virtual office. Currently, the Company has no permanent office location.

Revenue  Recognition  -  The  Company recognizes revenue on the accrual basis as
--------------------
edgarizing services are performed for its client companies for their filings with the Securities and Exchange Commission ("SEC"). The Company makes no allowance for doubtful accounts as all receivables are deemed collectible.

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

                          OEF CORPORATE SOLUTIONS, INC.
                        FOOTNOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

Common stock equivalents are not included in the computation of diluted loss per share because their effect would be anti-diluting.

Recent  Accounting  Pronouncements  - The following accounting pronouncements if
----------------------------------
implemented  would  have  no  effect on the financial statements of the Company.

In November 2004, the FASB issued SFAS No.151, Inventory Costs, an amendment of Accounting Research Bulletin No.43, Inventory Pricing. SFAS No.151 requires all companies to recognize a current-period charge for abnormal amounts of idle facility expense, freight, handling costs and wasted materials. The statement also requires that the allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. This new standard will be effective for fiscal years beginning after June 15, 2005. Adoption is not expected to have a material impact on our consolidated financial statements.

In December 2004, the Financial Accounting Standards Board issued SFAS 123 (revised 2004), Share-based Payment. SFAS 123(R) requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments (e.g. stock options and restricted stock) granted to employees. This applies to all transactions involving the issuance of our own equity in exchange for goods or services, including employee services. Upon adoption of SFAS 123(R), all stock options awards to employees will be recognized as expense in the income statement, typically over any related vesting period. SFAS123(R) carried forward the guidance from SFAS 123 for payment transactions with non-employees. We will be required to adopt SFAS 123(R) in the third quarter of 2005. We believe the impact of adopting SFAS 123(R) will be similar to the pro forma disclosure impact presented previously in this footnote.

SFAS 123(R) permits public companies to adopt its requirements using one of two methods:

Modified Prospective Method under which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date.

Modified Retrospective Method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

At  this  time,  we  have  not  determined which method of adoption we will use.

                          OEF CORPORATE SOLUTIONS, INC.
                        FOOTNOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003


NOTE  2:   BACKGROUND

The Company was incorporated under the laws of the State of Nevada on December 5, 2001. The principal business activity of the Company involves providing edgarizing services for client companies for their filings with the SEC.

NOTE  3:   RELATED  PARTY  TRANSACTIONS

The Company borrowed funds for working capital purposes from five of its shareholders. These loans were for a term of one to two years with interest at 12%. All of the loans were renewed for one more year. Repayments for the year ended December 31, 2004 and 2003 were $30,336 and $6,000 respectively. Borrowings from the related parties for the years ending December 31, 2004 and 2003 were $0 and $11,920.

As of December 31, 2004 the total amount due to related parties was $12,014 due on December 7, 2005.

A major shareholder of the Company has a consulting contract that allows her to be paid up to $20,000 for services performed on behalf of the Company. During the year ended December 31, 2003 and 2002, the shareholder was paid $6,552 and $9,555 respectively.

NOTE  4:   INCOME  TAXES

The benefit for income taxes from operations consisted of the following components: Deferred tax asset of $32,000 resulting from a net operating loss before income taxes, and a deferred tax expense of $32,000 resulting from a valuation allowance recorded against the deferred tax asset resulting from the net operating losses. Net operating loss carry-forwards of approximately $96,000 will expire in various years beginning in 2021. The tax asset is computed at the 34% rate for federal tax purposes and because of the suspension of operating losses by the state of California no deferred asset is established for the state.

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

NOTE  6:   COMMON  STOCK

During the year ending December 31, 2004 the Company raised $77,600 in proceeds on the sale of 155,200 shares of its common stock thru a public offering. No proceeds from the sale of stock was raised for year ending December 31, 2003.

                          OEF CORPORATE SOLUTIONS, INC.
                        FOOTNOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

NOTE  7:   GOING  CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has a working capital deficiency of $10,870 and a stockholders' deficiency of $5,637 at December 31, 2004, and negative cash flows from operations of $32,494 for 2004, which raises substantial doubt about its ability to continue as a going concern.

The Company is attempting to reach a wider market for its Edgarizing services and has instituted a marketing campaign to attract new users of it's services.

There is no assurance that the Company will be successful in its efforts to raise additional proceeds or achieve profitable operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.