Form 10QSB
period 2005-03-31
OEF CORPORATE SOLUTIONS INC
filed 2005-05-16
CIK 1164621

U.S. Securities and Exchange Commission

Washington, D.C.  20549

Form 10-QSB

(Mark One)

[ X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

                                                                incorporation or organization)

132 NORTH EL CAMINO REAL #346

ENCINITAS, CA 92024

(Address of principal executive offices)

760-944-9010

(Issuer’s telephone number)

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

The aggregate number of shares issued and outstanding of the issuer’s common stock as of March 31, 2005 was 3,855,200 shares of $0.001par value.

Transitional Small Business Disclosure Format (Check one):

Yes [  ]  No [X]

OEF CORPORATE SOLUTIONS, INC.

FORM 10-QSB

INDEX

		Page
PART I.	Financial Information

Item 1.  Financial Statements

Balance Sheets – Three months ended March 31, 2005 (Unaudited)  and the year ended December 31, 2004

Statements of Operations (Unaudited) - three months ended March 31, 2005 and 2004

Statements of Cash Flows (Unaudited) - three months ended March 31, 2005 and 2004

Notes to financial statements (Unaudited)

Item 2.  Management’s Discussion and Analysis of Financial Condition or Plan of Operation

Item 3.  Controls and Procedures

		3 3 4 5 6 9 11
PART II.	Other Information Item 6. Exhibits and Reports on Form 8-K	11
	Signatures	11

(Inapplicable items have been omitted)

PART I- FINANCIAL INFORMATION

ITEM 1. Financial Statements

OEF CORPORATE SOLUTIONS, INC.

BALANCE SHEET

March 31, 2005 and December 31, 2004

	Unaudited
ASSETS	2005	2004
Current Assets
Cash	$3,966	$10,700
Accounts receivable	0	0
Total current assets	3,966	10,700

Fixed Assets
Equipment	8,180	8,180
(Accumulated Depreciation)	(3,247)	(2,947)
	4,933	5,233

Total Assets	$8,899	$15,933

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Liabilities
Current liabilities
Accounts payable	$2,750	$2,500
Taxes due	800	800
Accrued interest	6,651	6,266
Notes payable-related parties	12,014	12,014
Total current liabilities	22,215	21,580

Shareholders' Deficiency
Common stock, 50,000,000 shares authorized
.001 par value 3,855,200 issued	3,855	3,855
Paid in capital	86,945	86,945
(Retained deficit)	(104,116)	(96,447)
Total shareholders' deficiency	(13,316)	(5,647)

Total liabilities and shareholders' deficiency	$8,899	$15,933

The accompanying notes are and integral part to the financial statements

OEF CORPORATE SOLUTIONS, INC

STATEMENT OF OPERATIONS

For the Three Months Ending March 31, 2005 and 2004

	2005	2004

Income	$155	$0

Expenses
Bank charges	0	78
Consulting	444	200
Depreciation	300	215
Fees		500
Professional fees	5,250	0
Travel and entertainment	0	119
Other costs	646	0
Total expenses	6,640	1,112
(Loss) from operations	(6,485)	(1,112)
Other income and (expense)
(Interest) expense	(384)	(1,350)
Franchise tax	(800)
Total other income and (expense)	(1,184)	(1,350)
Net (Loss)	$(7,669)	$(2,462)

Earnings per share	$(0.01)	$(0.01)

Weighted average per common share	3,855,200	3,700,000

The accompanying notes are and integral part to the financial statements

OEF CORPORATE SOLUTIONS.COM

STATEMENT OF CASH FLOWS – INDIRECT METHOD

 For the Three Months Ending March 31, 2005 and 2004

	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss from operations	$(7,669)	$(2,462)
Adjustments to reconcile net income
Depreciation	300	215
(Increase) in Accounts receivable	0	0
(Decrease) in Accounts payable	250	(7,018)
Increase in accrued interest	385	1,350
NET CASH PROVIDED FROM OPERATIONS	(6,734)	(7,915)

INVESTING ACTIVITIES
Purchase of equipment	0	0

FINANCING ACTIVITIES
Related Party Borrowings	0	8,400
DECREASE IN CASH AND CASH EQUIVALENTS	(6,734)	485
Cash and cash equivalents at the beginning of the period	10,700	(183)
Cash and cash equivalents at the end of the period	$3,966	$302

The accompanying notes are and integral part to the financial statements

OEF Corporate Solutions, Inc

Footnotes to the Financial Statements

March 31, 2004 and 2003

______________________________________________________________________________

1.

Organization and basis of presentation

Basis of presentation

The accompanying interim condensed financial statements are unaudited, but in the opinion of management of OEF Corporate Solutions, Inc. (the Company), contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at March 31 2005, the results of operations for the three months ended March 31, 2005 and 2004, and cash flows for the three months ended March 31, 2004 and 2003.  The balance sheet as of December 31, 2004 is derived from the Company’s audited financial statements.

Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures contained in these financial statements are adequate to make the information presented therein not misleading. For further information, refer to the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003, as filed with the Securities and Exchange Commission.

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

Revenue recognition

The Company recognizes revenue on the accrual basis as the services are performed and the Company’s clients are billed.

Net loss per share

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period.

OEF Corporate Solutions, Inc

Footnotes to the Financial Statements

March 31, 2004 and 2003

_____________________________________________________________________________

2.

New accounting pronouncements

In November, 2004 the Financial Accounting Standards Board issued SFAS 151.  This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). As currently worded in ARB 43, Chapter 4, the term so abnormal was not defined and its application could lead to unnecessary noncomparability of financial reporting. This Statement eliminates that term. In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.

In December, 2004 FASB issued SFAS 152 which amended FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions.

In December, 2004 the Financial Accounting Standards Board (”FASB”) issued SFAS 153.  SFAS 153 amended APB Opinion No. 29, Accounting for Nonmonetary Transactions.  APB Opinion No. 29 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance.

In December, 2004 FASB released its revised SFAS 123 or SFAS 123a.  The revision requires companies to recognize the fair value of equity instruments issued to employees for services received.  This pronouncement affects the issuance of employee stock options among other types of employee compensation.  This pronouncement becomes effective based on the size of the company and whether or not it is public or private.  For public entities that file as small business issuers, the pronouncement becomes effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005.  For most companies this would effectively be December 31, 2005.  For nonpublic companies the pronouncement becomes effective as of the beginning of the first annual reporting period that begins after December 15, 2005.

The fair value of the stock options is determined on the grant date of the option and the cost of the service can be recognized over the vesting period of the options.  The pronouncement applies to nonpublic entities as was as to public entities with some exceptions.  Specifically, if it is not possible to reasonably estimate the fair value of equity share options because it is not practicable to estimate the expected volatility of the entity’s share price, then the nonpublic company can reasonably assume that there is no fair value to the equity instrument.

The Company believes that these pronouncements, including SFAS 123a, will have no impact on current financial reporting, but SFAS 123a may have a significant impact on future financial reporting depending on the issuance of equity instruments for employee services in the future.In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities".  SFAS No. 146 nullifies Emerging Issues Task Force Issue No. 94-3: "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)."  SFAS No. 146 requires that a liability be recognized for those costs only when the liability is incurred, that is, when it meets the definition of a liability in the FASB's conceptual framework.  SFAS No. 146 also establishes fair value as the objective for initial measurement of liabilities related to exit or disposal activities.  SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with earlier adoption encouraged.  Management does not expect the adoption of SFAS No. 146 will have a material impact on the Company's financial position or results of operations.

3.

Related party transaction

Various founders of the Company have performed consulting services for which the                    Company has paid them consulting fees as voted on during the initial board of directors               meeting. There were no monies paid during the three months ended March 31, 2005                  and 2004.

The Company borrowed $12,004 and$8,400 from various related parties and shareholders of the Company for working capital purposes as of March 31, 2005 and 2004 respectively.

4.        Going concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  As reflected in the accompanying financial statements, the company has a net loss of $2,42, a negative working capital deficiency of $44,330 and a stockholders’ deficiency of $59,648.  These factors raise substantial doubt about its ability to continue as a going concern.  The ability to the Company to continue as a going concern is dependent on the company’s ability to raise additional funds and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the company is unable to continue as a going concern.

ITEM 2. Management’s Discussion and Analysis or Plan of Operation

Safe Harbor for Forward-Looking Statements

When used in this report, the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “intend,” and similar expressions are intended to identify forward-looking statements within the meaning of Section 27a of the Securities Act of 1933 and Section 21e of the Securities Exchange Act of 1934 regarding events, conditions, and financial trends that may affect the Company’s future plans of operations, business strategy, operating results, and financial position.  Persons reviewing this report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors.  Such factors are discussed under the “Item 2.  Management’s Discussion and Analysis of Financial Condition or Plan of Operations,” and also include general economic factors and conditions that may directly or indirectly impact the Company’s financial condition or results of operations.

Our History

We were formed as a Nevada corporation on December 5, 2001 as OEF Corporate Solutions, Inc.  We are in the business of providing electronic filing services for clients who need to file registration statements, prospectuses, periodic filings and other documents required by the United States Securities and Exchange Commission.

The SEC requires that all such corporate documents be filed in a special electronic computer format to comply with the SEC’s Electronic Data Gathering Analysis and Retrieval system, commonly referred to as EDGAR®.  We convert client documents to the prescribed EDGAR® format and submit the converted document directly to the SEC via telecommunications.

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

The EDGAR® system is intended to facilitate broad and rapid dissemination of investment information to the public via electronic format.  EDGAR®, the Electronic Data Gathering, Analysis, and Retrieval system, performs automated collection, validation, indexing, acceptance, and forwarding of submissions by companies and others who are required by law to file forms with the U.S. Securities and Exchange Commission. Its primary purpose is to increase the efficiency and fairness of the securities market for the benefit of investors, corporations, and the economy by accelerating the receipt, acceptance, dissemination, and analysis of time-sensitive corporate information filed with the agency.

The SEC requires that every document submitted via EDGAR® contain an accompanying submission entry and be accurately processed.  The basic submission information identifies the entity for which the filing is being made as well as a number of other specified fields.

We provide our clients with a secure, reliable, fast and cost-efficient service to file documents with the SEC.  We have obtained the EDGARIZER software in order to automate the conversion process.  EDGARIZER is a conversion program that reads formatted documents prepared with word processor or spreadsheet software and converts them into the required ASCII format for EDGAR® filing.  Using EDGARIZER eliminates a significant portion of labor that would otherwise be required without the software.  The EDGARized documents are then transmitted directly to the SEC via the Internet.

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

We advise our clients and our clients agree prior to being accepted by OEF, that we will use our best efforts to file each EDGARized document with the SEC in the proper EDGAR® format and prior to any filing deadlines that may exist from time to time.  However, we cannot promise, guarantee or ensure that EDGARized documents will be filed in the proper EDGAR format or prior to a filing deadline.  We do not have insurance coverage or intend to negotiate limitations on liability with our customers.

Employees

At the present time, Natalie Shahvaran is our only employee as well as our sole officer and director and a major shareholder.  Ms. Shahvaran devotes such time as required to actively market and further develop our services and products. We do not anticipate hiring any additional employees until such time as additional staff is required to support our operations.

Results of Operations for the Three-Month Period Ended March 31, 2005 and 2004

The Company had $155 in revenue during the three-month period ended March 31, 2005.  The Company had total operating expenses of  $6,640, and interest expense of $384.  As a result the Company experienced a net loss of $7,669 for the three-month period ended March 31, 2005.  During the three-month period ended March 31, 2004 the Company had total operating expenses of  $1,112, and interest expense of $1,350.  As a result the Company experienced a net loss of $2,462 for the three-month period ended March 31, 2004.

Liquidity and Capital Resources

At March 31, 2005, the Company had assets of $3,966 consisting of $3,966 cash in hand.  At December 31, 2004, the Company had assets of $10,700 in cash.

At March 31, 2005, the Company's liabilities totaled $22,215 and consisted of $2,750 in accounts payable, $6,651 in accrued interest, $12,014 in notes payable to Natalie Shahvaran, our Chief Executive Officer. Liabilities at December 31, 2004 totaled $21,580 and consisted of  $2,500 in accounts payable, $6,266 in accrued interest, $12,014 in notes payable to Natalie Shahvaran.

We require additional capital to supplement our anticipated revenues and fund our continuing operations.  During the past two years, we have relied on advances and loans from our executive officer and shareholders to supplement revenues.

We currently owe approximately $12,000 to related parties for loans and advances and there are no agreements or understandings that additional funding will be forthcoming.  If we do not secure sufficient loans and/or advances, we will not have sufficient capital to continue operations.

Our auditors have expressed concern that the Company has experienced losses from operations and negative cash flows from operations since inception. We have negative working capital and a capital deficiency at March 31, 2005. These conditions raise substantial doubt about our ability to continue as a going concern.

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

PART II – OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K

On January 18, 2005, we filed a report on Form 8-K, Item  4.01, Changes in Accountants.

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

Attached Attached

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OEF CORPORATE SOLUTIONS, INC.

Date: May 13, 2005

By: /s/ Natalie Shahvaran

Natalie Shahvaran

CEO and Chief Financial Officer