Form 10QSB
period 2005-06-30
OEF CORPORATE SOLUTIONS INC
filed 2005-08-19
CIK 1164621

U.S. Securities and Exchange Commission

Washington, D.C.  20549

Form 10-QSB

(Mark One)

[ X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

The aggregate number of shares issued and outstanding of the issuer’s common stock as of June 30, 2005 was 3,855,200 shares of $0.001par value.

Transitional Small Business Disclosure Format (Check one):

Yes [  ]  No [X]

OEF CORPORATE SOLUTIONS, INC.

FORM 10-QSB

INDEX

		Page
PART I.	Financial Information

Item 1.  Financial Statements

Balance Sheets – For The Six Months Ended June 30, 2005 (Unaudited)  And The Year Ended December 31, 2004

Statements of Operations (Unaudited) – For The Six Months Ended June 30, 2005 and 2004

Statement of Shareholders’ Deficiency – For The Six Months Ended June 30, 2005 and 2004

Statements of Cash Flows (Unaudited) – For The Six months ended June 30, 2005 and 2004

Notes to Financial Statements (Unaudited)

Item 2.  Management’s Discussion and Analysis of Financial Condition or Plan of Operation

Item 3.  Controls and Procedures

		3 3 4 5 6 7 11 13
PART II.	Other Information Item 6. Exhibits and Reports on Form 8-K	13
	Signatures	14

(Inapplicable items have been omitted)

PART I- FINANCIAL INFORMATION

ITEM 1. Financial Statements

OEF CORPORATE SOLUTIONS, INC.

BALANCE SHEET

June 30, 2005 and December 31, 2004

	Unaudited
ASSETS	2005	2004
Current Assets
Cash	$(76)	$10,700
Accounts receivable	0	0
Total current assets	(76)	10,700

Fixed Assets
Equipment	8,180	8,180
(Accumulated Depreciation)	(3,547)	(2,947)
	4,633	5,233

Total Assets	$4,557	$15,933

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Liabilities
Current liabilities
Accounts payable	$428	$2,500
Taxes due	0	800
Accrued interest	7,036	6,266
Notes payable-related parties	12,545	12,014
Total current liabilities	20,009	21,580

Shareholders' Deficiency
Common stock, 50,000,000 shares authorized
.001 par value 3,855,200 issued	3,855	3,855
Paid in capital	86,945	86,945
(Retained deficit)	(106,252)	(96,447)
Total shareholders' deficiency	(15,452)	(5,647)

Total liabilities and shareholders' deficiency	$4,557	$15,933

The accompanying notes are an integral part of the financial statements

OEF CORPORATE SOLUTIONS, INC.

STATEMENT OF OPERATIONS

For the Six Months Ending June 30, 2005 and 2004

	Unaudited
	2005	2004

Income	$303	$1,168

Expenses
Bank charges	74	98
Consulting	558	905
Depreciation	600	430
Fees	0	0
Professional fees	6,660	10,270
Travel and entertainment	0	396
Other costs	646	32
Total expenses	8,538	12,131
(Loss) from operations	(8,235)	(10,963)
Other income and (expense)
(Interest) expense	(770)	(1,635)
Franchise tax	(800)	(800)
Total other income and (expense)	(1,570)	(2,435)
Net (Loss)	$(9,805)	$(13,398)

Earnings per share	$(0.01)	$(0.01)

Weighted average per common share	3,855,200	3,751,733

The accompanying notes are an integral part of the financial statements

OEF CORPORATE SOLUTIONS, INC.

STATEMENT OF SHAREHOLDERS’ DEFICIENCY

For the Six Months Ended June 30, 2005 and 2004

2004

			Paid In	Retained
Date	Shares	Amount	Capital	Deficit	Total

December 31, 2003	3,700,000	$3,700	$9,500	$(70,386)	$(57,186)
May	155,200	155	77,445		77,600
Loss for the period				(13,398)	(13,398)
	3,855,200	$3,855	$86,945	$(83,784)	$7,016

2005
December 31, 2004	3,855,200	$3,855	$86,945	$(96,447)	$(5,647)
Loss for the period				(9,805)	(9,805)
	3,855,200	$3,855	$86,945	$(106,252)	$(15,452)

The accompanying notes are an integral part of the financial statements

OEF CORPORATE SOLUTIONS, INC.

STATEMENT OF CASH FLOWS – INDIRECT METHOD

For the Six Months Ended June 30, 2005 and 2004

	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss from operations	$(9,805)	$(13,398)
Adjustments to reconcile net income
Depreciation	600	430
(Increase) in Accounts receivable	0	310
(Decrease) in Accounts payable	-2072	(8,541)
Increase in state tax payable	-800	800
Increase in accrued interest	770	(833)
NET CASH PROVIDED FROM OPERATIONS	(11,307)	(21,232)

INVESTING ACTIVITIES
Purchase of equipment	0	0

FINANCING ACTIVITIES
Decrease in bank overdraft	0	(183)
Sale of stock	0	77,600
Repayment of related party notes	0	(45,873)
Related Party Borrowings	531	12,900
Net cash provided from financing activities		44,444
DECREASE IN CASH AND CASH EQUIVALENTS	(10,776)	23,212
Cash and cash equivalents at the beginning of the period	10,700	0
Cash and cash equivalents at the end of the period	$(76)	$23,212

The accompanying notes are an integral part of the financial statements

OEF Corporate Solutions, Inc

Footnotes to the Financial Statements

June 30, 2005 and 2004

1.

Organization and basis of presentation

Basis of presentation

The accompanying interim condensed financial statements are unaudited, but in the opinion of management of OEF Corporate Solutions, Inc. (the Company), contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at June 30, 2005, the results of operations for the six months ended June 30, 2005 and 2004, and cash flows for the six months ended June 30, 2005 and 2004.  The balance sheet as of December 31, 2004 is derived from the Company’s audited financial statements.

Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures contained in these financial statements are adequate to make the information presented therein not misleading. For further information, refer to the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004, as filed with the Securities and Exchange Commission.

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

The results of operations for the six months ended June 30, 2005 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2005.

1.

Organization and basis of presentation - Continued

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

3.

Related party transaction

Various founders of the Company have performed consulting services for which the Company has paid them consulting fees as voted on during the initial board of directors meeting. There were no monies paid during the six months ended June 30, 2005 and 2004.

The Company borrowed $500 and$0 from various related parties and shareholders of the Company for working capital purposes as of June 30, 2005 and 2004 respectively.  For the period ending June 30, 2004 the company paid off related party debt of $45,873 from proceeds of the sale of company stock.

4.

Stock Transactions

In May 2004 the Company sold thru a sock offering 155,200 shares of its stock which raised $77,600 in proceeds.  There were no stock transactions for the period ending June 30, 2005.

5.

Three Month Data

	2005	2004
Revenue	$ 148	$ 1,218
Expenses	1,898	11,019
Operating Loss	(1,750)	(9,801)
Other Revenue and Expense	(386)	(1,085)
Three Month Loss	$ (2,136)	$ (10,886)

6.        Going concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  As reflected in the accompanying financial statements, the company has a net loss, a negative working capital deficiency and a stockholders’ deficiency.  These factors raise substantial doubt about its ability to continue as a going concern.  The ability to the Company to continue as a going concern is dependent on the company’s ability to raise additional funds and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the company is unable to continue as a going concern.

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

Results of Operations for the Three-Month Period Ended June 30, 2005 and 2004

The Company had $148 in revenue during the three-month period ended June 30, 2005.  The Company had total operating expenses of $1,898, and interest expense of $386.  As a result the Company experienced a net loss of $2,136 for the three-month period ended June 30, 2005.  During the three-month period ended June 30, 2004 the Company had total revenue of $1,218, operating expenses of $11,019, and interest expense of $1,085.  As a result the Company experienced a net loss of $10,886 for the three-month period ended June 30, 2004.

Results of Operations for the Six-Month Period Ended June 30, 2005 and 2004

The Company had $303 in revenue during the six-month period ended June 30, 2005.  The Company had total operating expenses of $8,538, and interest expense of $770.  As a result the Company experienced a net loss of $9,805 for the six-month period ended June 30, 2005.  During the six-month period ended June 30, 2004 the Company had total revenue of $1,168, operating expenses of $12,131, and interest expense of $1,635.  As a result the Company experienced a net loss of $13,398 for the six-month period ended June 30, 2004.

Liquidity and Capital Resources

At June 30, 2005, the Company had assets of $4,557 consisting of $76 in a bank overdraft, and $4,633 in equipment.  At December 31, 2004, the Company had assets of $15,933 consisting of $10,700 in cash, and $5,233 in equipment.

At June 30, 2005, the Company's liabilities totaled $20,009 and consisted of $428 in accounts payable, $7,036 in accrued interest, and $12,545 in notes payable to Natalie Shahvaran, our Chief Executive Officer. Liabilities at December 31, 2004 totaled $21,580 and consisted of $2,500 in accounts payable, $800 in taxes payable, $6,266 in accrued interest, $12,014 in notes payable to Natalie Shahvaran.

We require additional capital to supplement our anticipated revenues and fund our continuing operations.  During the past two years, we have relied on advances and loans from our executive officer and shareholders to supplement revenues.

We currently owe approximately $12,500 to related parties for loans and advances and there are no agreements or understandings that additional funding will be forthcoming.  If we do not secure sufficient loans and/or advances, we will not have sufficient capital to continue operations.

Our auditors have expressed concern that the Company has experienced losses from operations and negative cash flows from operations since inception. We have negative working capital and a capital deficiency at June 30, 2005. These conditions raise substantial doubt about our ability to continue as a going concern.

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

None.

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

OEF CORPORATE SOLUTIONS, INC.

Date: August 18, 2005

By: /s/ Natalie Shahvaran

Natalie Shahvaran

CEO and Chief Financial Officer