Form 10QSB
period 2005-09-30
OEF CORPORATE SOLUTIONS INC
filed 2005-11-07
CIK 1164621

U.S. Securities and Exchange Commission

Washington, D.C.  20549

Form 10-QSB

(Mark One)

[ X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

The aggregate number of shares issued and outstanding of the issuer’s common stock as of Sept. 30, 2005 was 3,855,200 shares of $0.001par value.

Transitional Small Business Disclosure Format (Check one):

Yes [  ]  No [X]

OEF CORPORATE SOLUTIONS, INC.

FORM 10-QSB

INDEX

		Page
PART I.	Financial Information

Item 1.  Financial Statements

Balance Sheets – For The Nine Months Ended Sept. 30, 2005 (Unaudited)  And The Year Ended December 31, 2004

Statements of Operations (Unaudited) – For The Nine Months Ended Sept. 30, 2005 and 2004

Statement of Shareholders’ Deficiency – For The Nine Months Ended Sept. 30, 2005 and 2004

Statements of Cash Flows (Unaudited) – For The Nine Months ended Sept. 30, 2005 and 2004

Notes to Financial Statements (Unaudited)

Item 2.  Management’s Discussion and Analysis of Financial Condition or Plan of Operation

Item 3.  Controls and Procedures

		3 3 4 5 6 7 10 12
PART II.	Other Information Item 6. Exhibits and Reports on Form 8-K	12
	Signatures	12

(Inapplicable items have been omitted)

PART I- FINANCIAL INFORMATION

ITEM 1. Financial Statements

OEF CORPORATE SOLUTIONS, INC.

BALANCE SHEET

September 30, 2005 and December 31, 2004

	Unaudited
ASSETS	2005	2004
Current Assets
Cash	$215	$10,700
Total current assets	215	10,700

Fixed Assets
Equipment	8,180	8,180
(Accumulated Depreciation)	(3,847)	(2,947)
	4,333	5,233

Total Assets	$4,548	$15,933

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Liabilities
Current liabilities
Accounts payable	$929	$2,500
State Franchise tax	0	800
Accrued interest	7,421	6,266
Notes payable-related parties	14,545	12,014
Total current liabilities	22,895	21,580

Long term liabilities to related parties	22,895	21,580

Shareholders' Deficiency
Common stock, 50,000,000 shares authorized
.001 par value 3,855,20000 issued	3,855	3,855
Paid in capital	86,945	86,945
(Retained deficit)	(109,147)	(96,447)
Total shareholders' deficiency	(18,347)	(5,647)

Total liabilities and shareholders' deficiency	$4,548	$15,933

The accompanying notes are an integral part to the financial statements.

OEF CORPORATE SOLUTIONS, INC.

STATEMENT OF OPERATIONS

For the Nine Months Ending September 30, 2005 and 2004

	Unaudited
	2005	2004

Income	$303	$1,823

Expenses
Bank charges	94	98
Consulting	748	1,755
Depreciation	900	645
Fees	500	500
Other costs	646	32
Professional fees	8,160	14,953
Travel and entertainment		396
Total expenses	11,048	18,379
(Loss) from operations	(10,745)	(16,556)
Other income and (expense)
(Interest) expense	(1,155)	(1,850)
State corporate tax expense	(800)	(800)
Total other income and (expense)	(1,955)	(2,650)

Net (Loss)	$(12,700)	$(19,206)

Earnings per share	$(0.01)	$(0.01)

Weighted average per common share	3,855,200	3,700,000

The accompanying notes are an integral part to the financial statements.

OEF CORPORATE SOLUTIONS, INC.

STATEMENT OF SHAREHOLDERS’ DEFICIENCY

For the Nine Months Ending September 30, 2005 and 2004

		Unaudited

2004

			Paid In	Retained
Date	Shares	Amount	Capital	Deficit	Total

December 31, 2003	3,700,000	$3,700	$9,500	$(70,386)	$(57,186)
Sale of common stock	155,200	155	77,445		77,600
Loss for the period				(19,206)	(19,206)
	3,855,200	$3,855	$86,945	$(89,592)	1,208

2005
December 31, 2004	3,855,200	$3,855	$86,945	$(96,447)	$(5,647)
(Loss for the period				(12,700)	(12,700)
	3,855,200	$3,855	$86,945	$(109,147)	$(18,347)

The accompanying notes are an integral part to the financial statements.

OEF CORPORATE SOLUTIONS, INC.

STATEMENT OF CASH FLOWS-INDIRECT METHOD

For the Nine Months Ending September 30, 2005 and 2004

	Unaudited
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss from operations	$(12,700)	$(19,206)
Adjustments to reconcile net income
Depreciation	900	645
(Increase) decrease in Accounts receivable	0	310
(Decrease) Increase in Accounts payable	(1,571)	(4,008)
(Decrease) Increase in State Franchise tax	(800)
(Decrease) Increase in accrued interest	1,155	(618)
NET CASH PROVIDED FROM OPERATIONS	(13,016)	(22,877)

INVESTING ACTIVITIES
Purchase of equipment	0	3,260

FINANCING ACTIVITIES
Decrease in bank overdraft	0	(183)
Sale of common stock	0	77,600
Related party borrowings	2,531	12,900
Repayment of related party borrowings	0	(45,873)
	2,531	44,444

DECREASE IN CASH AND CASH EQUIVALENTS	(10,485)	18,307
Cash and cash equivalents at the beginning of the period	10,700	0
Cash and cash equivalents at the end of the period	$215	$18,307

The accompanying notes are an integral part to the financial statements.

OEF Corporate Solutions, Inc.

Footnotes to the Financial Statements

September 30, 2005 and 2004

1.

Organization and basis of presentation

Basis of presentation

The accompanying interim condensed financial statements are unaudited, but in the opinion of management of OEF Corporate Solutions, Inc. (the Company), contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at June 30, 2005, the results of operations for the six months ended September 30, 2005 and 2004, and cash flows for the nine months ended September 30, 2005 and 2004.  The balance sheet as of December 31, 2004 is derived from the Company’s audited financial statements.

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

The results of operations for the nine months ended September 30, 2005 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2005.

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

OEF Corporate Solutions, Inc.

Footnotes to the Financial Statements

September 30, 2005 and 2004

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

OEF Corporate Solutions, Inc.

Footnotes to the Financial Statements

September 30, 2005 and 2004

3.

Related party transaction

Various founders of the Company have performed consulting services for which the Company has paid them consulting fees as voted on during the initial board of directors meeting. There were no monies paid during the nine months ended September 30, 2005 and 2004.

The Company borrowed $2,500 and $0 from various related parties and shareholders of the Company for working capital purposes as of September 30, 2005 and 2004 respectively.  For the period ending September 30, 2004 the company paid off related party debt of $45,873 from proceeds of the sale of company stock.

4.

Stock Transactions

In May 2004 the Company sold thru a sock offering 155,200 shares of it’s stock which raised $77,600 in proceeds.  There were no stock transactions for the period ending June 30, 2005.

5.

Three Month Data

	2005	2004
Revenue	$ 0	$ 605
Expenses	1,898	5,593
Operating Loss	(1,898)	(4,888)
Other Revenue and (Expense)	(386)	(215)
Three Month Loss	$(2,284)	$(5,103)

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

___________________________________________________________________________________________

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

Results of Operations for the Nine-Month Period Ended Sept. 30, 2005 and 2004

The Company had $303 in revenue during the nine-month period ended Sept. 30, 2005.  The Company had total operating expenses of $11,048, and interest expense of $1,155 and state corporate tax expense of $800.  As a result the Company experienced a net loss of $12,700 for the nine-month period ended Sept. 30, 2005.  During the nine-month period ended Sept. 30, 2004 the Company had total revenue of $1,823, operating expenses of $16,556, interest expense of $1,850 and state corporate tax expense of $800.  As a result the Company experienced a net loss of $19,206 for the nine-month period ended Sept. 30, 2004.

Liquidity and Capital Resources

At Sept. 30, 2005, the Company had assets of $4,548 consisting of $215 in cash and $4,333 in equipment.  At December 31, 2004, the Company had assets of $15,933 consisting of $10,700 in cash, and $5,233 in equipment.

At Sept. 30, 2005, the Company's liabilities totaled $22,895 and consisted of $929 in accounts payable, $7,421 in accrued interest, and $14,545 in notes payable to Natalie Shahvaran, our Chief Executive Officer. Liabilities at December 31, 2004 totaled $21,580 and consisted of $2,500 in accounts payable, $800 in taxes payable, $6,266 in accrued interest and $12,014 in notes payable to Natalie Shahvaran.

We require additional capital to supplement our anticipated revenues and fund our continuing operations.  During the past two years, we have relied on advances and loans from our executive officer and shareholders to supplement revenues.

We currently owe approximately $14,545 to related parties for loans and advances and there are no agreements or understandings that additional funding will be forthcoming.  If we do not secure sufficient loans and/or advances, we will not have sufficient capital to continue operations.

Our auditors have expressed concern that the Company has experienced losses from operations and negative cash flows from operations since inception. We have negative working capital and a capital deficiency at Sept. 30, 2005. These conditions raise substantial doubt about our ability to continue as a going concern.

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

OEF CORPORATE SOLUTIONS, INC.

Date: November 4, 2005

By: /s/ Natalie Shahvaran

Natalie Shahvaran

CEO and Chief Financial Officer