Form 10KSB
OEF CORPORATE SOLUTIONS INC
filed 2006-03-08
CIK 1164621

OMB APPROVAL
Expires: March 31, 2007
Estimated average burden
Hours per response……1646

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-KSB

(Mark One)

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to________________
Commission file number: 333-96589

OEF Corporate Solutions, Inc.
(Name of small business issuer in its charter)

Nevada	88-0514502
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

132 North El Camino Real #346, Encinitas, CA	92024
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number (760) 944-9010

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered

Securities registered under Section 12(g) of the Exchange Act:

(Title of class)

(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Note - Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

SEC 2337 (12-05) Persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☒ No ☐

State issuer’s revenues for its most recent fiscal year. $303.00

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) On December 31, 2005 the aggregate market value of the voting stock of OEF Corporate Solutions, Inc. held by non-affiliates of the registrant was $-0-. There is currently no public market for the registrant’s common stock. Therefore, the aggregate market value of the stock is deemed to be $0.

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.   Yes ☐ No ☐

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. At December 31, 2005 there were 3,855,200 shares of common stock of the registrant outstanding, par value $.001.

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 (“Securities Act”). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

PART I

Item 1.  Description of Business.

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

Item 2. Description of Property.

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

Item 3. Legal Proceedings.

Our company is not a party to any bankruptcy, receivership or other legal proceeding, and to the best of our knowledge, no such proceedings by or against OEF have been threatened.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the period covered by this report.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

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

As of December 31, 2005, there were 34 shareholders of record holding 3,855,200 shares of common stock. The holders of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

We have not paid, nor declared, any dividends since our inception and do not intend to declare any such dividends in the foreseeable future. Our ability to pay dividends is subject to limitations imposed by Nevada law. Under Nevada law, dividends may be paid to the extent that a corporation’s assets exceed its liabilities and it is able to pay its debts as they become due in the usual course of business.

Item 6. Management’s Discussion and Analysis or Plan of Operation.

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

Results of Operations for the Years Ended December 31, 2004 and 2005

The Company had $303 in revenue from continuing operations for the year ended December 31, 2005 compared to revenue of $4,215 for the same period in 2004. Expenses totaled $17,720 in 2005 compared to $27,239 in 2004. In 2005 we have interest expense and state corporate tax expenses of $2,545 compared to $2,937 in 2004. The majority of our expenses for the year ended 2005 were professional fees including consulting, audit and legal fees.

We had a loss from operations of $17,417 for the year ended December 31, 2005 compared to $23,114 for the same period in 2004. As a result of the foregoing factors, we realized a net loss of $19,962 for the year ended December 31, 2005 compared to a net loss of $26,051 for the same period in 2004.

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

In January 2003, (as revised in December 2003) The Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities”, an interpretation of Accounting Research Bulletin (“ARB”) No. 51. “Consolidated Financial Statements”. Interpretation No. 46 addresses consolidation by business enterprises of variable interest entities, which have one or both of the following characteristics: (i) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated support from other parties, which is provided through other interest that will absorb some or all of the expected losses of the entity; (ii) the entity the investors lack one or more of the following essential characteristics of a controlling financial interest: the direct or indirect ability to make decisions about the entities activities through voting rights or similar rights; or the obligation to absorb the expected losses of the entity if they occur, which makes it possible for the entity if they occur, which is the compensation for the risk of absorbing the expected losses.

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

Interpretation No. 46 may be applied prospectively with a cumulative-effect adjustment as of the date which it is first applied or by restating previously issued financial of the first year restated. In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure”. SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for fiscal years beginning after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The adoption of SFAS No. 148 did not have a significant effect on the Company’s financial statement presentation or disclosures.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The changes in SFAS No. 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. This statement is effective for contracts entered into or modified after June 30, 2003 and all of its provisions should be applied prospectively. In May 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 150, “Accounting For Certain Financial Instruments with Characteristics of both Liabilities and Equity”. SFAS No. 150 changes the accounting for certain financial instruments with characteristics of both liabilities and equity that, under previous pronouncements, issuers could account for as equity. The new accounting guidance contained in SFAS No. 150 requires that those instruments be classified as liabilities in the balance sheet.

SFAS No. 150 affects the issuer’s accounting for three types of freestanding financial instruments. One type is mandatorily redeemable shares, which the issuing company is obligated to buy back in exchange for cash or other assets. A second type includes put options and forward purchase contracts, which involves instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets. The third type of instruments that are liabilities under this Statement is obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuers’ shares. SFAS No. 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety.

Most of the provisions of Statement 150 are consistent with the existing definition of liabilities in FASB Concepts Statement No. 6, “Elements of Financial Statements”. The remaining provisions of this Statement are consistent with the FASB’s proposal to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own shares. This Statement shall be effective for financial instruments entered into or modified after May 31, 2003 and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of a non-public entity, as to which the effective date is for fiscal periods beginning after December 15, 2004.

Liquidity and Capital Resources

At December 31, 2005, our total assets were $4,187. Current assets consisted of $123 cash. Property and equipment after accumulated depreciation was $4,064.

Total current liabilities at December 31, 2005 were $29,796 consisting of $3,440 in current accounts payable, $8,011 accrued interest and state taxes payable of $800. We also have notes payable to related parties of $17,545. We have no capital commitments for the next twelve months.

The Company has borrowed funds for working capital from five of its shareholders. These loans were for a term of one to two years with interest at 12%. All of the loans were renewed for one more year. Repayments for the year ended December 31, 2005 and 2004 were$0 and $30,336. Borrowings from the related parties for the years ending December 31, 2005 and 2004 were $5,531 and $-0-. At December 31, 2005, the total amount due related parties was $17,545 which is due on December 7, 2006.

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

Our auditors have expressed concern that the Company has experienced losses from operations and negative cash flows from operations since inception. We have negative working capital and a capital deficiency at December 31, 2005. These conditions raise substantial doubt about our ability to continue as a going concern.

Item 7. Financial Statements.

The financial statements of the Company appear on Page 13.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 8A. Controls and Procedures.

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

Item 8B. Other Information.

None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the  Exchange Act.

The following table sets forth the name, age, position and office term of each executive officer and director of the Company.

Name	Age	Position	Since
Natalie Shahvaran	29	Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasure and Director	December 5, 2001
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

Item 10. Executive Compensation.

There are no formal employment arrangements in place. Natalie Shahvaran has a consulting contract that allows her to be paid up to $20,000 for services performed on behalf of the Company. During the year ended December 31, 2005, we did not pay Ms. Shahvaran. During the year ended December 31, 2003, we paid Ms. Shahvaran $6,552 in consulting fees. During the year ended December 31, 2004, we paid Ms. Shahvaran $3,194 in consulting fees. Ms. Shahvaran has not accrued any unpaid salary. In addition, we have agreed to reimburse Ms. Shahvaran for expenses incurred on our behalf. We do not anticipate formalizing this arrangement and do not have any preliminary agreements or understandings that would change the terms of compensation during the course of the year. We do not anticipate compensating any directors.

Executive compensation for the past three years is as follows:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year Ended	Annual Compensation			Long Term Compensation			All Other Compensation ($)
					Awards	Payouts
		Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awards ($)	Securities UnderlyingOptions/ SARs (#)	LTIP Payouts ($)
Natalie Shahvaran CEO, CFO and Director	12/31/05 12/31/04 12/31/03	-0- 3,194 6,552	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth the beneficial ownership of our common stock as of the date of this report. The table includes each person known to beneficially own more than 5% of the 3,855,200 outstanding shares, each of our directors and each of our executive officers.

Name & Address	Title of Class	# of Shares Beneficially Owned	% of Shares Beneficially Owned
Natalie Shahvaran (1) 132 North El Camino Real #346, Encinitas, CA 92024	Common	3,200,000	83%

Gary J. McAdam (2) 14 Red Tail Drive Highlands Ranch, CO 80126	Common	200,000	5.2%

Vail Investments, LLC (3) Las Vegas, NV 89109	Common	200,000	5.2%

All directors and executive officers as a group (1 person)	Common	3,200,000	83%

(1)	Officer and/or director.
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

Item 12. Certain Relationships and Related Transactions.

During 2003, Ms. Shahvaran advanced $9,500 to our company to pay operating expenses. At December 31, 2004, we had repaid $6,140 in advances and owed Ms. Shahvaran $2,960. Ms. Shahvaran advanced an additional $5,531 to the Company during 2005 for operating capital and repayment is due December 2006.

Natalie Shahvaran has a consulting contract that allows her to be paid up to $20,000 for services performed on behalf of the Company. During the year ended December 31, 2005 we did not pay Ms. Shavaran any consulting fees. During the year ended December 31, 2003 we paid Ms. Shahvaran $6,552 in consulting fees and reimbursement of expenses. During the year ended December 31, 2004 we paid Ms. Shahvaran $3,194 in consulting fees and reimbursement of expenses.

We have entered a consulting agreement with USA Ventures. USA Ventures is owned by Mr. Thomas H. McAdam. USA Ventures previously purchased 100,000 shares of our stock. We entered the agreement on January 7, 2002 that requires us to pay consulting fees totaling $5,000. At of December 31, 2004 we still owed up to $3,000, payable when services are performed. USA Ventures is assisting us in developing our business plan and corporate matters. Consulting services include developing our business plan, professional advice and assistance in the areas of corporate structure, corporate finance, management structure, time line projections, future funding and marketing. Under the terms of the consulting agreement, the manner in which the services are to be performed and the specific hours to be worked by USA Ventures shall be determined by USA Ventures. We will rely on USA Ventures to work as many hours as reasonably necessary to fulfill USA Ventures’ obligations under our agreement. We paid an initial $2,000 as a retainer. This agreement expired in 2005 and the Company has no further obligations.

Mr. Gary McAdam and Mr. Thomas H. McAdam are brothers.

Item 13. Exhibits.

    a)  Exhibits

Exhibit Number	Title	Location
3(i)	Articles of Incorporation*	SB-2 filed 7/17/02

3(ii)	Bylaws*	SB-2 filed 7/17/02

14	Code of Ethics**	10-KSB filed 5/7/04

31	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached

32	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002***	Attached

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

    b) Reports on Form 8-K

None.

Item 14. Principal Accountant Fees and Services.

Audit Fee

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal account for the audit of OEF’s annual financial statement and review of financial statements included in OEF’s10-QSB reports and services normally provided by the accountant in connection with statutory and regulatory filings or engagements were $ 11,500 for fiscal year ended 2005 and $6,000 for the fiscal year ended 2004.

Audit-Related Fees

There were no fees for other audit related services for fiscal year ended 2005 or 2004.

Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advise, and tax planning were $0 for fiscal year ended 2005 and $0 for fiscal year ended 2004.

All Other Fees

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OEF CORPORATE SOLUTIONS, INC.
(Registrant)

By: /s/ Natalie Shahvaran	By: /s/ Natalie Shahvaran

Natalie Shahvaran, Chief Executive Officer	Natalie Shahvaran, Chief Financial Officer
(Signature and Title)	(Signature and Title)

Date: March 7, 2006	Date: March 7, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Natalie Shahvaran

Natalie Shahvaran, Sole Director
(Signature and Title)

Date: March 7, 2006

Hawkins Accounting
Certified Public Accountant
AUDIT . TAX . CONSULTING

To the Board of Directors and Shareholders

OEF Corporate Solutions, Inc.
San Diego, California

Report of Independent Registered Public Accounting Firm

I have audited the balance sheet of OEF Corporate Solutions, Inc. as of December 31, 2005 and 2004 and the related statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2005 and 2004. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of OEF Corporate Solutions, Inc as of December 31, 2005 and 2004, the results of operations and it’s cash flows for the year then ended in conformity with generally accepted accounting principles in the United States of America.

As discussed in Note 7 the accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has a working capital deficiency of $29,673 and shareholders' deficiency of $25,609 at December 31, 2005, and a net loss from operations of $19,962 and a negative cash flow from operations of $16,108 for 2005, which raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

/s/ Hawkins Accounting

January 30, 2006

OEF CORPORATE SOLUTIONS, INC
BALANCE SHEET
December 31, 2005 and 2004

	2005	2004
ASSETS
Current Assets
Cash	$123	$10,700
Total current assets	123	10,700

Fixed Assets
Equipment	8,180	8,180
(Accumulated Depreciation)	(4,116)	(2,947)
	4,064	5,233

Total Assets	$4,187	$15,933

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Liabilities
Current liabilities
Accounts payable	3,440	2,500
State taxes payable	800	800
Accrued interest	8,011	6,266
Notes payable-related parties	17,545	12,014
Total current liabilities	29,796	21,580

Shareholders' Deficiency
Common stock, 50,000,000 shares authorized
.001 par value 3,855,200 issued	3,855	3,855
Paid in capital	86,945	86,945
Deficit	(116,409)	(96,447)
Total shareholders' deficiency	(25,609)	(5,647)

Total liabilites and shareholders' deficiency	$4,187	$15,933

The accompanying notes are and integral part to the financial statements

OEF CORPORATE SOLUTIONS, INC
STATEMENTS OF OPERATIONS
For the years ended December 31, 2005 and 2004

	2005		2004
Income	$303		$$4,215

Expenses
Automobile	0		0
Bank charges	117		98
Consulting	749		3,194
Depreciation	1,169		1,301
Office expense	0		32
Postage and delivery	0		0
Professional fees	14,915		21,808
Travel and entertainment	0		396
Other costs	770		500
Total expenses	17,720		27,329
Loss from operations	(17,417)		(23,114)
Other expense	0		0
Interest expense	(1,745)		(2,137)
State corporate tax	(800)		(800)
Total other expense	(2,545)		(2,937)
Net Loss	$(19,962)	$	$(26,051)

Loss per share	$(0.01)	$	$(0.01)

Weighted average common shares	3,855,200		3,790,533

The accompanying notes are and integral part to the financial statements

OEF CORPORATE SOLUTIONS, INC.
STATEMENT OF STOCKHOLDERS' EQUITY
For the years ended December 31, 2005 and 2004

			Paid In
Date	Shares	Amount	Capital	Deficit	Total
December 31, 2003	3,700,000	$3,700	$9,500	$(70,396)	$(57,196)
Sale of stock May, 2004	155,200	155	77,445	-	77,600
Loss for the year 2004	-	-	-	(26,051)	(26,051)
December 31, 2003	3,855,200	3,855	86,945	(96,447)	(5,647)
Loss for the year 2005	-	-	-	(19,962)	(19,962)
December 31, 2005	3,855,200	$3,855	$86,945	$(116,409)	$(25,609)

The accompanying notes are and integral part to the financial statements

OEF CORPORATE SOLUTIONS, INC.
STATEMENTS OF CASH FLOWS
For the years ended December 31, 2005 and 2004

	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss from operations	$(19,962)	$(26,051)
Adjustments to reconcile net loss to net cash used
in operating activites
Depreciation	1,169	1,301
(Increase) Decrease in Accounts receivable	0	310
Increase (Decrease) in Accounts payable	940	(5,241)
Increase (Decrease) in accrued interest	1,745	(2,813)
NET CASH USED IN OPERATNG ACTIVITIES	(16,108)	(32,494)

INVESTING ACTIVITIES
Purchase of equipment	0	3,915
NET CASH USED in INVESTING ACTIVITIES	0	3,915

FINANCING ACTIVITIES
Proceeds from related party loans	5,531	0
Sale of stock	0	77,445
Repayment of related party loans	0	(30,336)
NET CASH PROVIDED BY FINANCING ACTIVITES	5,531	47,109
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(10,577)	10,700
Cash and cash equivalents at the beginning of the year	10,700	0
Cash and cash equivalents at the end of the year	$123	$10,700

SUPPLEMENTAL DISCLOSURES TO THE CASH FLOWS STATEMENT
Amount paid for state income tax	$1,600	$0

The accompanying notes are and integral part to the financial statements

OEF CORPORATE SOLUTIONS, INC.
FOOTNOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2005 and 2004

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of the business

    OEF Corporate Solutions, Inc (the "Company) is in the business of providing edgarizing services for companies. We utilize the services of offsite independent contractors and operate as a virtual office. Currently, the Company has no permanent office location.

Revenue Recognition

    The Company recognizes revenue on the accrual basis as edgarizing services are performed for its client companies for their filings with the Securities and Exchange Commission ("SEC"). The Company makes no allowance for doubtful accounts as all receivables are deemed collectible.

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

Cash and cash equivalents

    For financial statement presentation purposes, the Company considers all short-term investments with a maturity date of three months or less to be cash equivalents.

Property and equipment

    Property and equipment are recorded at cost. Maintenance and repairs are expensed as incurred; major renewals and betterments are capitalized. When items of property or equipment are sold or retired, the related costs and accumulated depreciation are removed from the accounts and any gain or loss is included in income.

Depreciation is provided using the straight-line method, over the useful lives of the assets.

Income taxes

    Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the recorded book basis and the tax basis of assets and liabilities for financial and income tax reporting. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes are also recognized for net operating loss carryforwards that are available to offset future taxable income.

Earnings per share

    Basic earnings (loss) per share are computed by dividing earnings (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect per share amounts that would have resulted if dilutive common stock equivalents had been converted to common stock. Common stock equivalents are not included in the computation of diluted loss per share because their effect would be anti-diluting.

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

    FASB 154 issued in May 2005 pertains accounting changes and error corrections. None exist for the Company.

NOTE 2: BACKGROUND

    The Company was incorporated under the laws of the State of Nevada on December 5, 2001. The principal business activity of the Company involves providing edgarizing services for client companies for their filings with the SEC.

NOTE 3: RELATED PARTY TRANSACTIONS

    The Company borrowed funds for working capital purposes from five of its shareholders. These loans were for a term of one to two years with interest at 12%. All of the loans were renewed for one more year. Repayments for the year ended December 31, 2005 and 2004 were $0 and $30,336. Borrowings from the related parties for the years ending December 31, 2005 and 2004 were $5,531 and $0.

    As of December 31, 2005 the total amount due to related parties was $17,545 due on December 7, 2006.

    A major shareholder of the Company has a consulting contract that allows her to be paid up to $20,000 for services performed on behalf of the Company. During the year ended December 31, 2005 and 2004, the shareholder was paid $0 and $3,194 respectively.

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

NOTE 5: NOTES PAYABLE

    As previously stated in the Note 3 these loans were from shareholders and payable within two years. One of the Company's officer/director and shareholders advanced the Company $5,531 for working capital during the year ended December 31, 2005, and the repayment date was extended to December 2006.

NOTE 6: COMMON STOCK

    During the year ending December 31, 2004 the Company raised $77,600 in proceeds on the sale of 155,200 shares of its common stock thru a public offering. No proceeds from the sale of stock was raised for year ending December 31, 2005.

NOTE 7: GOING CONCERN

    The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has a working capital deficiency of $29,673 and a stockholders' deficiency of $25,609 at December 31, 2005, and negative cash flows from operations of $16,108 for 2005, which raises substantial doubt about its ability to continue as a going concern.

    The Company is attempting to reach a wider market for its Edgarizing services and has instituted a marketing campaign to attract new users of it’s services.

    There is no assurance that the Company will be successful in its efforts to raise additional proceeds or achieve profitable operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.