Form 10QSB
period 2006-03-31
OEF CORPORATE SOLUTIONS INC
filed 2006-05-04
CIK 1164621

OMB APPROVAL OMB Number: 3235-0416 Expires: March 31, 2007 Estimated average burden Hours per response….182
UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-QSB

(Mark One)

☒

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

☐

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______________ to _____________

Commission file number 333-96589

OEF CORPORATE SOLUTIONS, INC.

(Exact name of small business issuer as specified in its charter)

Nevada	88-0514502
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

132 NORTH EL CAMINO REAL #346, ENCINITAS, CA 92024

 (Address of principal executive offices)

760-944-9010

 (Issuer’s telephone number)

 (Former name, former address and former fiscal year, if changed since last report)

Check whether the issues (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                  Yes ☒     No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 13b-2 of the Exchange Act).

Yes ☒     No ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.          Yes ☐     No ☐

APPLICABLE ONLY TO CORPORATE ISSUES

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

3,855,200 shares common stock, $.001 par value issued and outstanding as of May 2, 2006

Transitional Small Business Disclosure Format (Check one):  Yes ☐    No ☒

SEC2334(9-05)

Persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

 OEF CORPORATE SOLUTIONS, INC.

FORM 10-QSB

INDEX

		Page
PART I.	Financial Information

Item 1.  Financial Statements

Balance Sheets – For The Three Months Ended March 31, 2006  (Unaudited)  And The Year Ended December 31, 2005

Statements of Operations (Unaudited) – For The Three Months Ended March 31, 2006 and 2005

Statement of Shareholders’ Deficiency – For The Three Months Ended March 31, 2006 and 2005

Statements of Cash Flows (Unaudited) – For The Three Months ended March 31, 2006 and 2005

Notes to Financial Statements (Unaudited)

Item 2.  Management’s Discussion and Analysis of Financial Condition or Plan of Operation

Item 3.  Controls and Procedures

		3 3 4 5 6 7 10 12
PART II.	Other Information Item 6. Exhibits and Reports on Form 8-K	12
	Signatures	12

(Inapplicable items have been omitted)

PART I- FINANCIAL INFORMATION

ITEM 1. Financial Statements

OEF CORPORATE SOLUTIONS, INC

BALANCE SHEET

March 31, 2006 and December 31, 2005

	Unaudited
ASSETS	2006	2005
Current Assets
Cash	$37	$123
Total current assets	37	123

Fixed Assets
Equipment	8,180	8,180
(Accumulated Depreciation)	(4,416)	(4,116)
	3,764	4,064

Total Assets	$3,801	$4,187

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Liabilities
Current liabilities
Accounts payable	$0	$3,440
Taxes due	800	800
Accrued interest	8,537	8,011
Notes payable-related parties	21,985	17,545
Total current liabilities	31,322	29,796

Shareholders' Deficiency
Common stock, 50,000,000 shares authorized
.001 par value 3,855,200 issued	3,855	3,855
Paid in capital	86,945	86,945
(Retained deficit)	(118,321)	(116,409)
Total shareholders' deficiency	(27,521)	(25,609)

Total liabilities and shareholders' deficiency	$3,801	$4,187

The accompanying notes are and integral part to the financial statements

OEF CORPORATE SOLUTIONS, INC

STATEMENT OF OPERATIONS

For the Three Months Ending March 31, 2006 and 2005

	2006	2005

Income	$0	$155

Expenses
Bank charges	36	0
Consulting	0	444
Depreciation	300	300
Fees		0
Professional fees	50	5,250
Travel and entertainment	0	0
Other costs	200	646
Total expenses	586	6,640
(Loss) from operations	(586)	(6,485)
Other income and (expense)
(Interest) expense	(526)	(384)
Franchise tax	(800)	(800)
Total other income and (expense)	(1,326)	(1,184)
Net (Loss)	$(1,912)	$(7,669)

Earnings per share	$(0.01)	$(0.01)

Weighted average per common share	3,855,200	3,855,200

The accompanying notes are and integral part to the financial statements

OEF CORPORATE SOLUTIONS, INC.

STATEMENT OF SHAREHOLDERS' DEFICIENCY

For Three Months Ended March 31, 2006 and 2005

2005

			Paid In	Retained
Date	Shares	Amount	Capital	Deficit	Total

December 31, 2004	3,855,200	$3,855	$86,945	$(96,447)	$(5,647)
Loss for the period				(7,669)	(7,669)
	3,855,200	$3,855	$86,945	$(104,116)	$(13,316)

2006
December 31, 2005	3,855,200	$3,855	$86,945	$(116,409)	$(25,609)
Loss for the period				(1,912)	(1,912)
	3,855,200	$3,855	$86,945	$(118,321)	$(27,521)

The accompanying notes are and integral part to the financial statements

OEF CORPORATE SOLUTIONS, INC.

STATEMENT OF CASH FLOWS-INDIRECT METHOD

For the Three Months Ending March 31, 2006 and 2005

	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss from operations	$(1,912)	$(7,669)
Adjustments to reconcile net income
Depreciation	300	300
(Increase) in Accounts receivable	0	0
(Decrease) in Accounts payable	-3440	250
Increase in accrued interest	526	385
NET CASH PROVIDED FROM OPERATIONS	(4,526)	(6,734)

INVESTING ACTIVITIES
Purchase of equipment	0	0

FINANCING ACTIVITIES
Realted Party Borrowings	4440	0
DECREASE IN CASH AND CASH EQUIVALENTS	(86)	(6,734)
Cash and cash equivalents at the beginning of the period	123	10,700
Cash and cash equivalents at the end of the period	$37	$3,966

The accompanying notes are and integral part to the financial statements

OEF Corporate Solutions, Inc

Footnotes to the Financial Statements

March 31, 2006 and 2005

____________________________________________________________________________________________

1.

Organization and basis of presentation

Basis of presentation

The accompanying interim condensed financial statements are unaudited, but in the opinion of management of OEF Corporate Solutions, Inc. (the Company), contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at March 31 2006, the results of operations for the three months ended March 31, 2006 and 2005, and cash flows for the three months ended March 31, 2006 and 2005.  The balance sheet as of December 31, 2005 is derived from the Company’s audited financial statements.

Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures contained in these financial statements are adequate to make the information presented therein not misleading. For further information, refer to the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005, as filed with the Securities and Exchange Commission.

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

The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2005.

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

OEF Corporate Solutions, Inc

Footnotes to the Financial Statements

March 31, 2006 and 2005

____________________________________________________________________________________________

2.

New accounting pronouncements

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

OEF Corporate Solutions, Inc

Footnotes to the Financial Statements

March 31, 2006 and 2005

_____________________________________________________________________________________

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

The Company believes that these pronouncements, including SFAS 123a, will have no impact on

3.

Related party transaction

Various founders of the Company have performed consulting services for which the Company has paid them consulting fees as voted on during the initial board of directors meeting. There were no monies paid during the three months ended March 31, 2006 and 2005.

The Company borrowed $21,985 and $12,014 from various related parties and shareholders of the Company for working capital purposes as of March 31, 2006 and 2005 respectively.

4.        Going concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  As reflected in the accompanying financial statements, the company has a net loss of $1,912, a negative working capital deficiency of $31,285 and a stockholders’ deficiency of $27,521.  These factors raise substantial doubt about its ability to continue as a going concern.  The ability to the Company to continue as a going concern is dependent on the company’s ability to raise additional funds and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the company is unable to continue as a going concern.

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

Results of Operations for the Three-Month Period Ended March 31, 2006 and 2005

The Company had $-0- in revenue during the three-month period ended March 31, 2006 compared to $155 in revenue for the same period in 2005. The Company had total operating expenses of $586, and interest expense of $526 and state corporate tax expense of $800.  As a result the Company experienced a net loss of $1,912 for the three-month period ended March 31, 2006 compared with a total net loss of $7,669 for the same period in 2006.

Liquidity and Capital Resources

At March 31, 2006, the Company had cash of $37 and equipment less accumulated depreciation valued at $3,764 for total assets of $3,801.

At March 31, 2006, the Company's liabilities totaled $31,322 and consisted of $800 in taxes due, $8,537 in accrued interest, and $21,985 in notes payable to Natalie Shahvaran, our Chief Executive Officer.

We require additional capital to supplement our anticipated revenues and fund our continuing operations.  During the past two years, we have relied on advances and loans from our executive officer and shareholders to supplement revenues.

We currently owe approximately $21,985 to related parties for loans and advances and there are no agreements or understandings that additional funding will be forthcoming.  If we do not secure sufficient loans and/or advances, we will not have sufficient capital to continue operations.

Our auditors have expressed concern that the Company has experienced losses from operations and negative cash flows from operations since inception. We have negative working capital and a capital deficiency at March 31, 2006. These conditions raise substantial doubt about our ability to continue as a going concern.

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

May 4, 2006

By: Natalie Shahvaran

Natalie Shahvaran

CEO and Chief Financial Officer