Form 10QSB
period 2006-06-30
OEF CORPORATE SOLUTIONS INC
filed 2006-08-10
CIK 1164621

OMB APPROVAL OMB Number: 3235-0416 Expires: March 31, 2007 Estimated average burden Hours per response….182
UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-QSB

 (Mark One)

☒

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

3,855,200 shares common stock, $.001 par value issued and outstanding as of August 7, 2006

Transitional Small Business Disclosure Format (Check one):  Yes ☐    No ☒

SEC2334(9-05)

Persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

 OEF CORPORATE SOLUTIONS, INC.

FORM 10-QSB

INDEX

		Page
PART I.	Financial Information

Item 1.  Financial Statements

Balance Sheets – For The Three Months Ended June 30, 2006  (Unaudited)  And The Year Ended December 31, 2005

Statements of Operations (Unaudited) – For The Six Months Ended June 30, 2006 and 2005

Statement of Shareholders’ Deficiency – For The Six Months Ended June 30, 2006 and 2005

Statements of Cash Flows (Unaudited) – For The Six Months ended March 31, 2006 and 2005

Notes to Financial Statements (Unaudited)

Item 2.  Management’s Discussion and Analysis of Financial Condition or Plan of Operation

Item 3.  Controls and Procedures

		3 3 4 5 6 7 10 12
PART II.	Other Information Item 6. Exhibits and Reports on Form 8-K	12
	Signatures	12

(Inapplicable items have been omitted)

OEF CORPORATE SOLUTIONS, INC

BALANCE SHEET

June 30, 2006 and December 31, 2005

	Unaudited
ASSETS	2006	2005
Current Assets
Cash	$115	$123
Total current assets	115	123

Fixed Assets
Equipment	8,180	8,180
(Accumulated Depreciation)	(4,716)	(4,116)
	3,464	4,064

Total Assets	$3,579	$4,187

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Liabilities
Current liabilities
Accounts payable	$0	$3,440
Taxes due	0	800
Accrued interest	9,063	8,011
Notes payable-related parties	25,434	17,545
Total current liabilities	34,497	29,796

Shareholders' Deficiency
Common stock, 50,000,000 shares authorized
.001 par value 3,855,200 issued	3,855	3,855
Paid in capital	86,945	86,945
(Retained deficit)	(121,718)	(116,409)
Total shareholders' deficiency	(30,918)	(25,609)

Total liabilities and shareholders' deficiency	$3,579	$4,187

The accompanying notes are and integral part to the financial statements

OEF CORPORATE SOLUTIONS, INC

STATEMENT OF OPERATIONS

For the Six Months Ending June 30, 2006 and 2005

	Unaudited
	2006	2005

Income	$0		$303

Expenses
Bank charges	36		74
Consulting			558
Depreciation	600		600
Fees			0
Professional fees	2,449		6,660
Travel and entertainment			0
Other costs	100		646
Total expenses	3,185		8,538
(Loss) from operations	(3,185)		(8,235)
Other income and (expense)
(Interest) expense	(1,324)		(770)
Franchise tax	(800)		(800)
Total other income and (expense)	(2,124)		(1,570)
Net (Loss)	$(5,309)	$	$(9,805)

Earnings per share	$(0.01)	$	$(0.01)

Weighted average per common share	3,855,200		3,855,200

The accompanying notes are and integral part to the financial statements

OEF CORPORATE SOLUTIONS, INC.

STATEMENT OF SHAREHOLDERS' DEFICIENCY

For Six Months Ended June 30, 2006 and 2005

2005

	Common Stock		Paid In	Retained
Date	Shares	Amount	Capital	Deficit	Total

December 31, 2004	3,855,200	$3,855	$86,945	$(96,447)	$(5,647)

				(9,805)	(9,805)
	3,855,200	3,855	86,945	(106,252)	(15,452)

2006
December 31, 2005	3,855,200	$3,855	$86,945	$(116,409)	$(25,609)
Loss for the period				(5,309)	(5,309)
	11,565,600	$3,855	$86,945	$(121,718)	$(30,918)

The accompanying notes are and integral part to the financial statements

OEF CORPORATE SOLUTIONS, INC.

STATEMENT OF CASH FLOWS-INDIRECT METHOD

For the Six Months Ending June 30, 2005 and 2004

	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss from operations	$(5,309)	$(9,805)
Adjustments to reconcile net income
Depreciation	600	600
(Increase) in Accounts receivable		0
(Decrease) in Accounts payable	(3,440)	(2,072)
Increase (Decrease) in state tax payable	(800)	(800)
Increase in accrued interest	1,052	770
NET CASH PROVIDED FROM OPERATIONS	(7,897)	(11,307)

INVESTING ACTIVITIES
Purchase of equipment		0

FINANCING ACTIVITIES
Decrease in bank overdraft		0
Sale of stock		0
Repayment of related party notes		0
Related Party Borrowings	8,135	531
Net cash provided from financing activities
DECREASE IN CASH AND CASH EQUIVALENTS	238	(10,776)
Cash and cash equivalents at the beginning of the period	123	10,700
Cash and cash equivalents at the end of the period	$115	$(76)

The accompanying notes are and integral part to the financial statements

OEF Corporate Solutions, Inc

Footnotes to the Financial Statements

________________________________________________________________________________

June 30, 2006 and 2005

1.

Organization and basis of presentation

Basis of presentation

The accompanying interim condensed financial statements are unaudited, but in the opinion of management of OEF Corporate Solutions, Inc. (the Company), contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at June 30, 2005, the results of operations for the six months ended June 30, 2006 and 2005, and cash flows for the six months ended June 30, 2006 and 2005.  The balance sheet as of December 31, 2005 is derived from the Company’s audited financial statements.

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

The results of operations for the six months ended June 30, 2006 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2006.

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

3.

Related party transaction

Various founders of the Company have performed consulting services for which the Company has paid them consulting fees as voted on during the initial board of directors  meeting. There were no monies paid during the six months ended June 30, 2006 and 2005.

The Company borrowed $8,135 and$530 from various related parties and shareholders of the Company for working capital purposes as of June 30, 2006 and 2005 respectively.  For the period ending June 30, 2006 the company has not paid any monies to the related parties.

4.

Stock Transactions

In May 2004 the Company sold thru a sock offering 155,200 shares of it’s stock which raised $77,600 in proceeds.  There were no stock transactions for the period ending June 30, 2005.

5.

Three Month Data

	2006	2005
Revenue	$0	$148
Expenses	2,599	1,898
Operating Loss	(2,599)	(1,750)
Other Revenue and Expense	(798)	(386)
Three Month Loss	$(3,396)	$(2,136)

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

PART I- FINANCIAL INFORMATION

ITEM 1. Financial Statements

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

Results of Operations for the Six-Month Period Ended June 30, 2006 and 2005

The Company had $-0- in revenue during the six-month period ended June 30, 2006 compared to $303 in revenue for the same period in 2005. The Company had total operating expenses of $3,185, and interest expense of $1,324  and state corporate tax expense of $800.  As a result the Company experienced a net loss of $5,309 for the six-month period ended June 30, 2006 compared with a total net loss of $9,805 for the same period in 2005.

Liquidity and Capital Resources

At June 30, 2006, the Company had cash of $115 and equipment less accumulated depreciation valued at $3,464 for total assets of $3,579.

At June 30, 2006, the Company's liabilities totaled $34,497 and consisted of $9,063 in accrued interest, and $25,434 in notes payable to Natalie Shahvaran, our Chief Executive Officer.

We require additional capital to supplement our anticipated revenues and fund our continuing operations.  During the past two years, we have relied on advances and loans from our executive officer and shareholders to supplement revenues.

We currently owe approximately $25,434 to related parties for loans and advances and there are no agreements or understandings that additional funding will be forthcoming.  If we do not secure sufficient loans and/or advances, we will not have sufficient capital to continue operations.

Our auditors have expressed concern that the Company has experienced losses from operations and negative cash flows from operations since inception. We have negative working capital and a capital deficiency at June 30, 2006. These conditions raise substantial doubt about our ability to continue as a going concern.

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
31 32

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

August 9, 2006

By: /s/ Natalie Shahvaran

Natalie Shahvaran

CEO and Chief Financial Officer