Form 10KSB
period 2006-10-29
Aces Wired Inc
filed 2007-02-06
CIK 1164621

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the Fiscal Year Ended October 29, 2006

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for The Transition Period From __________To __________

Commission file number: 333-96589

ACES WIRED, INC.

(formerly OEF Corporate Solutions, Inc.)
(Name of Small Business Issuer in Its Charter)

Nevada	88-0514502
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12225 Greenville Avenue, Suite 861 Dallas, Texas 75243 (Address of principal executive offices including zip code)

(214) 261-1963 (Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. ☒ Yes ☐ No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes No ☒

The issuer's revenues for its most recent fiscal year were: $17,933,867

There is currently no public market for the registrant's common stock, and there have been no sales of the registrant’s common stock during the preceding 60 days.

The number of shares of our common stock outstanding on January 29, 2007 was 8,000,019 shares.

Transitional Small Business Disclosure Format (check one): Yes ☐  No ☒

This Annual Report on Form 10-KSB is filed by Aces Wired, Inc. (Aces Wired) and its wholly-owned subsidiaries K&B Sales, Inc. (K&B) and Aces Wired, LLC (AWLLC). References in this Form 10-KSB to we, us, our and the Company refer to Aces Wired and its consolidated subsidiaries, whereas references to K&B and AWLLC refer to K&B and AWLLC in their individual capacities.

Note Concerning Forward-Looking Statements

Certain of the statements contained in this report should be considered “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may be identified by words such as “may,” “will,” “expect,” “intend,” “anticipate,” “believe,” “estimate,” “plan,” “project,” “could,” “should,” and “continue” and similar terms used in connection with statements regarding the Company’s outlook regarding its business model and prospects, business environment and competition, and the Company’s expected financial performance. These statements also include, but are not limited to, statements about the Company’s plans, objectives, expectations and intentions and other statements that are not historical facts, but are based upon the current beliefs and expectations of management and are subject to significant risks and uncertainties that could cause the Company’s actual results of operations and financial position to differ materially from these statements. These risks and uncertainties include, but are not limited to, those described under Item 1A., “Risk Factors”, in this Annual Report and the following:

•	uncertainty about and/or changes in laws or regulations affecting the Amusement-With-Prize industry in the geographic areas we operate in;

•	competition within and outside of our industries;

•	our ability to respond to new competitive developments in games and gaming technology;

•	our ability to effectively finance and execute a successful business strategy;

•	our ability to protect our intellectual property through patents, trademarks, copyrights and confidentiality agreements;

•	our reliance on automated systems and the adverse impact due to any failure of these systems;

•	our ability to attract and retain qualified employees; and

•	possible business combinations and other strategic partnerships, or divestures, and other significant transactions that might involve additional uncertainties and financial risks.

All of the forward-looking statements in this Annual Report on 10-KSB are qualified in their entirety by reference to the factors discussed below under Item 1A., “Risk Factors.” There may be other factors not identified above or in Item 1A. below of which we are not currently aware that may affect matters discussed in the forward-looking statements and may also cause actual results to differ materially from those discussed. We assume no obligation to publicly update any forward-looking statement to reflect actual results, changes in assumptions or changes in other factors affecting these estimates other than as required by law. Any forward-looking statements speak only as of the date of this Form 10-KSB.

PART I

Item 1. Description of Business.

Company Overview

Aces Wired, Inc. (formerly OEF Corporate Solutions, Inc.) was incorporated in Nevada in December 2001. On October 4, 2006, we acquired 100% of the ownership interests in Goodtime Action Amusement Partners, L.P. (Goodtime) and Amusement Innovation Partners, LLC (AIP), the general partner of Goodtime, in exchange for 7,623,580 shares of our common stock. Concurrent with our acquisition of Goodtime and AIP, we amended and restated our articles of incorporation and bylaws, whereby we, among other things, changed our name to Aces Wired, Inc.

Our original line of business was to provide EDGAR (electronic data gathering, analysis and retrieval) services to companies that file reports with the U.S. Securities and Exchange Commission (SEC). With our acquisition of Goodtime, we became a gaming and recreation company and the parent of K&B Sales, Inc. and Aces Wired, LLC. K&B, d.b.a. Goodtime Action Games, is the oldest company serving the bingo gaming market in Texas. K&B distributes games and related equipment, supplies and branded pull tabs to charity bingo licensees throughout Texas and has been in operation for over 28 years. AWLLC, formed on June 11, 2004, is a company targeting the rapidly growing Amusement-With-Prize (AWP) market in Texas where it utilizes its exclusive and proprietary financial redemption/player card system (the Ace Advantage Card system). This system allows players to store their winnings for future redemptions for a variety of non-cash merchandise from participating merchants who accept debit cards. As of January 29, 2007, we operated approximately 250 AWP machines in six gaming amusement centers throughout Texas and are a joint operator in a seventh gaming amusement center with the Ysleta Del Sur Pueblo Tribe of Tigua Indians (the Tigua Indian Tribe) in El Paso, Texas.

Strategy

The expansion of our AWP gaming business in Texas is presently foremost in our strategic plans for profitably growing our company.

We plan to leverage our expertise in the AWP gaming business to profitably bring gaming to underserved markets in Texas and other states that do not currently allow class III gaming. Class III gaming includes all games that are not statutorily defined as either class I or class II gaming and includes games in which players compete for winnings against the house or a machine, such as black jack and slot machines. Class II gaming includes games in which players compete against one another for common prizes, such as bingo and pari-mutuel wagering. Class I gaming includes social games played solely for recreation and/or with prizes of minimal value, and traditional forms of Indian gaming engaged in by individuals as part of or in connection with tribal ceremonies or celebrations.

We operate and intend to add linked AWP machines in licensed gaming venues such as racetracks and bingo halls, and in our own stand alone centers where the AWP player enjoys a similar gaming experience and atmosphere that the class III player enjoys. We provide this experience without violating local and state laws and regulations due to the minimal value and non-money character of the per-play winnings on our AWP games. Additionally, beginning in our fiscal year 2007, we will add and expand our food and beverage services in our amusement game centers and introduce the sales of alcoholic beverages. More importantly, we believe we have a distinct competitive advantage in our existing AWP market in Texas with our Ace Advantage Card system.

The bingo market in Texas is a mature market, and we do not perceive it to be one for significant growth opportunities in the future other than through the passage of certain legislation we are supporting in Texas which would allow us to introduce new bingo products into the marketplace, or by possibly capturing additional market share through business acquisitions. We also have the experience and infrastructure to distribute bingo supplies in nearby states (bingo was recently legalized in Arkansas for example) provided we can obtain the required licensing; however, we have no immediate plans to pursue such ventures.

Markets

The domestic gaming market is rapidly evolving as various states such as Pennsylvania and New York are legalizing, implementing and regulating certain forms of gaming. Other states, such as Texas, Ohio, Florida and Alabama, have been more hesitant in adopting such advanced forms of legalized gaming. In these latter states, certain forms of amusement games with prizes are permitted. In Texas, where we currently have our only gaming operations, class III gaming is illegal. As a consequence, many Texas residents leave the state for gaming activities. According to the 2004 Harrah’s Survey, there are approximately 3.2 million gamblers in Texas who collectively make approximately 12.5 million trips annually outside of the state for the purpose of gambling. We believe this situation creates a significant market opportunity for our AWP games in Texas. In a market study done for us in February 2006, Gaming Market Advisors, a market feasibility and assessment firm, estimates that the Texas market can support up to 63,000 AWP machines. We also believe that we will be well positioned if and when class II electronic bingo or class III games are legalized in Texas. Because our amusement games are server-based, we could easily convert our games to electronic bingo games and/or video lottery terminals (VLT) and other forms of machine-based class III games if either were deemed legal and subsequently proved profitable for us to operate. We have also identified other states where we believe we have significant growth opportunities such as Alabama, Ohio, Florida, California and Washington.

Ace Gaming Amusement Centers

To serve the market for legally compliant gaming alternatives in Texas, we have begun establishing gaming amusement centers featuring AWP machines across the state. These venues, called Ace Gaming Amusement Centers, are linked to a central server and utilize state of the art gaming innovations and business processes to provide in a legally compliant manner an entertainment experience and earning potential comparable to other types of high speed electronic games such as slot machines, video lottery games and class II electronic bingo games. The first Ace Gaming Amusement Center was opened in November 2005, and we currently operate six such centers. We are also the joint operator in a seventh center with the Tigua Indian Tribe in El Paso, Texas. In selecting a favorable target location for each gaming amusement center, management looks for the following criteria at each location:

•	Friendly jurisdiction;

•	Demographic fit;

•	High traffic and high visibility; and

•	Absence of competing illegal cash-paying gaming centers.

We have currently identified a number of locations in Texas that meet our target criteria, including locations within the cities of Ft. Worth, Corpus Christi, Austin, Dallas, San Antonio, Harlingen and Houston.

K&B

K&B is presently the oldest distributor of electronic bingo games and supplies in Texas. However, the bingo market in Texas is a mature market, and we do not perceive it to be one for significant growth opportunities in the future other than through the passage of certain legislation we are supporting in Texas which would allow us to introduce new bingo products into the marketplace, or by possibly capturing additional market share through business acquisitions. K&B also has the experience and infrastructure to conduct its business in other nearby states (bingo was recently legalized in Arkansas for example) provided it can obtain the required licensing, but we have no immediate plans to pursue such ventures. We do, however, expect K&B to maintain its market position in Texas for the foreseeable future and to provide us with a reliable source of working capital to assist us in growing our AWP business and supporting our corporate infrastructure until such time that AWP gaming and/or other forms of gaming become our predominant business segment.

Sales and Distribution

We promote our Ace Gaming Amusement Centers in the locations in which we operate them through various advertising media such as television, radio, newspapers, direct-mailings and billboards. K&B employs a sales force of seven persons who personally call on our current and potential customers to fill their orders and to promote new bingo-related products. K&B maintains four warehouse facilities located in Dallas, Houston, San Antonio and Lubbock, Texas that sell, supply and provide services to the charitable bingo market in Texas. K&B is the largest supplier of electronic card minding systems, player club reward systems and custom designed “Goodtime” pull tabs in Texas. (A “pull tab” is an instant winner paper ticket similar to a lottery scratch-off game. A “card minding system” can be either a hand-held electronic device or an in-place terminal that automatically keeps score of multiple bingo games for a player.)

Competition

The operation of gaming amusement centers in Texas is fragmented. There are restaurants and entertainment centers that have amusement games, including Dave & Buster’s, Chuck E. Cheese’s, Tilt and Main Event Entertainment. Prizes in the form of non-cash merchandise are awarded on site at these locations. There are other amusement games played throughout Texas in bars, restaurants and stand alone centers that house several to several hundred machines, some of which award non-cash merchandise and prizes, and some of which illegally payout cash prizes. We differentiate ourselves from these other amusement centers in that the games at Ace Gaming Amusement Centers are linked to a central server and are played exclusively by using our Ace Advantage Card, with which players can accumulate credits for future redemptions for non-cash merchandise at participating merchants who accept debit cards. The central servers at the Ace Gaming Amusement Centers also track the redemptions of the stored credits providing an audit trail of the transactions. We are not aware of another major operator in Texas that is currently using this type of system.

Casino style gambling, or class III gaming, is illegal in Texas. However, we believe that if class III gaming is eventually legalized in Texas, and we can obtain the required licensing, we can efficiently adapt our AWP gaming amusement centers, AWP machines and games to effectively compete in that market.

K&B’s primary competitors are two other bingo distributors headquartered in Austin and Houston, which we do not consider to be either collectively or individually serious threats to our market position in Texas. Realistically, the most serious competition that K&B faces is the competitive pressures on the Texas bingo market. This competition comes from other gaming venues such as horse and dog racetracks, the profusion of state lottery games, casino style gambling in nearby states and even our own Ace Gaming Amusement Centers.

Intellectual Property

We have filed one patent application covering three inventions for our Ace Advantage Card system. In addition, we own 50% of a patent for a lottery-type ticket or system that has a winner indicator. This indicator allows a player to quickly determine whether or not the ticket is a winning ticket without having to “scratch-off” the entire ticket. We also have trademarks covering K&B’s Goodtime Action business name and the Win-Now brand name currently being used on certain of our custom designed pull tabs that have winner indicators. Our ability to enforce our patents, trademarks, and other intellectual property is subject to general litigation risks. We cannot ensure that our intellectual property rights will not be infringed upon or that others will not develop systems or processes in violation of our intellectual property rights.

Government Regulations

State law determines the legality of AWP gaming in Texas, but the legality of AWP gaming tends to be interpreted and enforced at the local, usually county, level. As such, states do not generally have a defined regulatory agency charged with the development of regulations, interpretation and enforcement of laws, or the regulation of business practices related to AWP gaming. There are no game certification requirements, system integrity testing and certification, or other similar requirements conducted by a state sponsored lab or bureau, nor are there any specific AWP redemption or similar qualifying or condition precedent licenses or approvals necessary.

AWP systems are generally regulated to establish limitations on the nature and the amount of the play (on a per play basis), on the value of a prize that may be won with a single play, and on the requirements pertaining to the exchange of the win from a game for a physical prize, as well as various other prize limitations. Texas Penal Code Section 47.01(4) excludes from the definition of a gambling device electronic, electromechanical, or mechanical contrivances designed, made, and adapted solely for bona fide amusement purposes if the contrivance rewards the player exclusively with non-cash merchandise prizes, toys, or novelties, or a representation of value redeemable for those items, and that have a wholesale value available from a single play of the game or device of not more than 10 times the amount charged to play the game or device once or $5, whichever is less.

Each AWP system and the manner in which the AWP business enterprise is conducted must comply with state laws that define what an AWP or redemption game is and how it is to be played. Further, each local police authority or district attorney’s office, as well as other state agencies such as the alcohol enforcement agency, has the ability to interpret what the law means and how it is to be enforced, as well as whether the game and redemption system as utilized in public are compliant. We endeavor to contact in advance and to work closely with the appropriate agencies in each county in which we operate our gaming amusement centers in an effort to ensure that the deployed AWP system will be considered jurisdictionally compliant in each respective location.

Texas, like many other states, does not generally have a defined regulatory agency charged with the development of AWP regulations, interpretations and enforcement of laws, or the regulation of business practices. Therefore, prior to entering each location, management notifies local authorities to explain its business model and to address legal or regulatory questions that those authorities might have. Due to the large number of illegal cash-paying gaming machines in Texas, and the newness of the AWP marketplace, we believe this is a crucial step in the process of opening and sustaining a successful gaming amusement center. To date, we have not experienced any direct litigation related to our AWP games or our gaming amusement centers. We did experience one event of threatened litigation in Hidalgo County, Texas. For that location, we were unable to meet with or otherwise contact local authorities prior to opening an gaming amusement center in McAllen, Texas. Shortly after opening this center, we met with the Hidalgo County District Attorney’s office and secured a meeting with local law enforcement agencies. However, the prosecutor’s office in Hidalgo County stated that it believed that all AWP machines were illegal no matter how they were configured and warned of enforcement action unless we closed our operations in McAllen. We were not willing to litigate the issue at the time and voluntarily closed the McAllen center.

In September 2006, the Bexar County District Attorney’s office requested an opinion from the Texas Attorney General to determine whether prepaid stored-value debit cards (which would include our Ace Advantage Cards) is a permissible prize to be awarded from the successful play of AWP machines. The Texas Attorney General has announced its intent to render an opinion by March 7, 2007.

The issue to be addressed by the Texas Attorney General is whether an amusement machine which records a player’s winnings onto a stored-value debit card is excluded from the definition of a “gambling device” pursuant to the Texas Penal Code. Under the Texas penal code amusement with prize machines are legal if they have three features:

•	They are designed, made and adapted solely for bona fide amusement purposes;

•	The prizes awarded are non-cash merchandise prizes, toys or novelties (or representations of value redeemable for those items); and

•	The maximum prize that can be awarded from a single play of the machine is the lesser of the wholesale value of the prize or ten times the cost of a single play, or $5.

The Bexar County District Attorney’s office’ opinion request correctly notes that the stored-value cards are not transferable, a customer is required to utilize a personal identification number (or PIN), the customer cannot get cash back and we purchase the merchandise. The opinion request also notes that the Texas Attorney General had earlier ruled that for a charitable raffle, which also prohibits money prizes, a stored-value card is acceptable.

We believe our AWP system contains these features and complies with applicable law. However, there can be no assurances that the Texas Attorney General, if he renders an opinion on this matter, will concur with our position. If the Texas Attorney General were to issue an adverse opinion, and we cannot have that opinion overturned, it would have a material adverse effect on our business, operations and financial prospects.

Bingo was legalized in Texas in 1981 and can only be conducted by licensed charitable organizations. Additionally, distributors and manufacturers of bingo supplies and games, including K&B, must also be licensed in Texas to conduct business in the state. The leasing of electronic card-minding devices currently approximates 58% of K&B’s revenue. Recently, a request for an opinion by the Texas Attorney General questioned the necessity of a constitutional amendment holding that the original Bingo Enabling Act passed in 1981 never contemplated the use of electronics in the playing of bingo. The request was focused on the issue of a new form of electronic pull tab introduced in the 79th Texas legislative session. While we believe it is unlikely that this will happen, a broad adverse ruling could possibly strike down a 1995 law allowing for electronic card-minding devices, which would have a material and adverse effect on our results of operations and financial position.

Employees

As of January 15, 2007, we had 118 employees, 81 of whom were full time employees and 37 were part-time employees. Four of our employees are executive officers of the Company, 59 of our employees and 33 of our employees, respectively, work in our AWP gaming and bingo supply distribution businesses, and the remainder of our employees perform general sales and administrative functions. None of our employees are subject to collective bargaining agreements.

Other Information

Our corporate offices are located at 12225 Greenville Avenue, Suite 861, Dallas, Texas 75243, and our telephone number is (214) 261-1963 (or (866) 548-1805). Other information about us can be found at our website http://www.aceswired.com.

We file our annual reports on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K and other filings, and any amendments and exhibits thereto, with the SEC. You may read and copy (for a fee) any document that we file with the SEC at its Public Reference Room located at 100 F Street NE, Room 1580, Washington, D.C. 20549-0102. Information about the operation of the Public Reference Room can be obtained by telephoning the SEC at 1-800-SEC-0330. Our filings with the SEC are also available to you free of charge at http://www.sec.gov. You may also request free copies of our filings with the SEC by writing to or telephoning us at our corporate offices in Dallas.

Item 1A. Risk Factors.

In addition to the risks identified elsewhere in this report, the following risk factors apply to our business, results of operations and financial condition.

The regulatory environment in which we operate lacks clarity, which could impair our ability to place AWP machines in some jurisdictions.

The AWP industry is not a regulated industry in Texas, and as such, it lacks the clarity that typically stems from the existence of a body of laws and regulations. Moreover, AWP laws tend to be enforced at the county or city level instead of by a central state-sponsored regulatory authority, which decreases the visibility and predictability of such regulation. The lack of clarity or guidance can lead to legal interpretation errors, changes in the manner in which the laws or controlling court cases are articulated and interpreted by law enforcement personnel, and disagreements about the legality of our operations and games in various jurisdictions. In turn, these matters can lead to delays in game deployment, removal of games from locations, withdrawal of business operations in various counties, as well as the possibility that games may be seized pending resolution of the appropriate court case, and the possible arrest of our personnel for violation of law.

As we grow we might be subject to greater regulatory scrutiny causing changes in regulatory approvals or interpretations that may adversely affect our AWP operations.

As the number of Ace Gaming Amusement Centers increase more people will become aware of us, and we may encounter greater political resistance from groups that are against gaming and may pressure their various local, county, and state regulators. It is possible that after we have received either a favorable guidance letter or meeting from a county or city authority and commenced operations, such authority may change its position. Additionally, the person originally rendering such advice may be subsequently replaced by another person empowered with enforcement authority who determines our activities or games do not comply with a new interpretation of the law or recent court case holdings. Adverse changes could cause us to limit our business activities in the respective jurisdiction, to remove our operations and devices entirely or to challenge the advising authority in a court of law. There is no assurance that the Company would prevail in such a challenge.

Changes in laws regarding gaming or AWP may inhibit our ability to do business.

In the event that a state changes the laws under which redemption or AWP activity is conducted, such as outlawing the games entirely or further limiting play and prize restrictions, this will have a negative impact on the placement of games and the further conduct of operations, if any in the respective state. Also, a state may determine to legalize other forms of gaming, such as VLT or slot machines. We expect that any such liberalization of gaming laws would have a negative impact on our operations in such state, unless we are able to convert the AWP games to the newly allowed form of games.

Our business is subject to numerous state and certain federal laws and regulations which are subject to change and which may impose significant costs or limitations on the way we conduct or expand our business.

These regulations govern or affect, among other things:

•	Currency reporting;

•	Recording and reporting of certain financial transactions; and

•	Privacy of personal consumer information

In addition, violation of these laws and regulations could result in fines and other civil and/or criminal penalties. Depending on the nature and scope of a violation, fines and other penalties for non-compliance of applicable requirements could be significant and could have a material adverse effect on our results of operation and financial condition.

Changes in laws regarding bingo may inhibit our ability to do business.

State law determines the legality of all forms of gaming in Texas, including bingo, and any changes in those laws that might illegalize and/or otherwise limit bingo gaming could have a material adverse effect on our results of operations and financial position. A recent request for an opinion by the Texas Attorney General questioned the necessity of a constitutional amendment holding that the original Bingo Enabling Act passed in 1981 never contemplated the use of electronics in the playing of bingo. The leasing of electronic bingo card-minding devices currently approximates 58% of K&B’s revenue. Based on how the Texas Attorney General so opines, a resultant suspension or outright prohibition of the use of electronic bingo devices would have a material adverse effect on our results of operations and financial position.

We cannot guarantee a customer will adhere to the cardholder agreement they sign to receive a stored-value card that is required to play our amusement games.

Texas law excludes amusement games from the definition of a gambling device if they reward players exclusively with non-cash merchandise prizes. Our amusement games are designed, made and adapted solely for bona fide amusement purposes, and we only award non-cash merchandise prizes. When a customer signs a cardholder agreement, they agree not to use their stored-value card to obtain cash or its equivalent, or pay a debt or make a payment to any person. However, we cannot guarantee that the customer will adhere to this agreement, and we are not certain what consequences would result, if any, from a cardholder’s violation of those provisions of this agreement. We reserve the right to block prohibited activity and to cause non-approval of any authorization request for a prohibited activity.

We have a limited operating history in AWP gaming and our business plan is unproven.

We are in the early stages of developing amusement game centers. We are therefore subject to all of the risks and uncertainties inherent in establishing a new business. We have a limited operating history from which to evaluate our likelihood of success in operating our business, generating any revenues or achieving profitability. Our operations may not be successful, and the likelihood of our success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with the formation of a new business, development of technology and the competitive environment in which we operate.

The gaming products offered by Ace Gaming Amusement Centers may not be accepted by the marketplace or may not successfully compete against other venues, games and products in the marketplace.

The legalization of casino style gaming or other forms of class III gaming would materially and adversely affect our results of operations and financial position.

If casino style gaming and/or other forms of class III gaming such as video lottery terminals are legalized in Texas, we believe that the demand for AWP gaming in Texas would be severely suppressed, which would in turn materially and adversely affect our results of operations and financial position.

Our business will require substantial capital and we have limited financial resources.

Our sources of working capital are limited. Our business plan calls for significant additional capital, and we anticipate that we may incur losses in the near future. If such additional capital needs are met through the issuance of equity or convertible debt securities, existing stockholders’ ownership percentage will be reduced.

Additional financing could be sought from a number of sources, including but not limited to additional sales of equity or debt securities (including equity-linked or convertible debt securities), loans from banks, and loans from our affiliates or other financial institutions. We may not, however, be able to sell any securities or obtain any such additional financing when needed, or do so on terms and conditions acceptable or favorable to us. If financing is not available, we may be forced to abandon our business plan or our entire business, or dissolve. If we successfully enter into a financing transaction, any additional equity or equity-linked financing would be dilutive to stockholders, and additional debt financing, if available, may involve restrictive covenants.

We depend upon others for the manufacture of our gaming products and gaming systems, which will subject our business to the risk that we will be unable to fully control the supply of our products to the market.

Our ability to successfully operate our gaming amusement centers depends upon our ability to enter into and maintain contractual and collaborative arrangements with third party game and system developers. We do not intend to develop or manufacture any of the game or system software or related hardware that comprise the games offered to our customers; but intend to retain contract manufacturers and developers with whom we maintain royalty contracts calling for the delivery of such technology. There can be no assurance that any manufacturers or developers are willing or able to supply such technology in the required quantities, at appropriate quality levels or at acceptable costs. We may be adversely affected by any difficulties encountered by such third-party manufacturers that result in product defects, production delays or the inability to fulfill orders on a timely basis. If a manufacturer cannot meet our quality standards and delivery requirements in a cost-efficient manner, we would likely suffer interruptions of delivery while we arrange for alternative manufacturing sources. Any extended disruption in the delivery of products could prevent us from satisfying customer demand for our products. Consequently, if we are unable to obtain alternative sources on a timely basis, it may have a material adverse effect on our business and results of operations.

Our use of third party manufacturers and other third parties in other aspects of our business will reduce any profits we may earn from our products, and may negatively affect future product development.

As noted above, we currently intend to offer products manufactured by others, and in connection therewith we will likely be required to enter into manufacturing, licensing and distribution arrangements with third party providers. These arrangements will likely reduce our profit margins. In addition, the identification of new product candidates may require us to enter into licensing or other collaborative agreements with others. These collaborative agreements may require us to pay license fees, make milestone payments, and pay royalties and/or grant rights, including marketing rights, to one or more parties. Any such arrangement will reduce our profits. Moreover, these arrangements may contain covenants restricting our product development or business efforts in the future.

We may not be able to enter into manufacturing agreements or other collaborative agreements on terms acceptable to us, if at all. Such failure would materially and adversely affect our business.

We may not be able to enter into manufacturing or other collaborative arrangements with third parties on terms acceptable to us, if at all, when and as required. If we fail to establish such arrangements, we could be required to undertake these activities at our own expense, which would significantly increase our capital requirements and may delay the development, manufacture and installation of additional games in our gaming amusement centers. If we cannot find ways of addressing these capital requirements, we would likely be forced to sell or abandon our business.

Our inability to protect the intellectual property we use could impair our ability to compete.

Our success and ability to compete depend in part upon proprietary intellectual property. The intellectual property we use currently is critical to our business. We currently rely and intend to rely in the future on a combination of copyright, trademark, patent, trade secret laws and nondisclosure agreements to protect our proprietary technology. Although we have entered into confidentiality, non-compete and invention assignment agreements with our employees and otherwise limit access to, and distribution of, our proprietary technology, there can be no assurance that such agreements will not be breached, that we would have adequate remedies for any breach, or that our trade secrets will not otherwise become independently developed or discovered by competitors.

The inability to process transactions on our Ace Advantage Card could have a material adverse effect on our results of operations and financial position.

We believe that our Ace Advantage Card gives us a significant competitive advantage in the Texas AWP gaming market in that it allows our gaming patrons to use the winnings accumulated on their cards for redemptions of non-cash merchandise. The Ace Advantage Card is a stored-value debit card, and the processing of transactions on that card is no different from that for transactions processed on most other debit cards. Accordingly, we must abide to the standards and regulations of a sponsor bank and the financial networks which enable the processing of transactions on the Ace Advantage Card. If for any reasons, we are unable to permanently process transactions on the Ace Advantage Card, we believe that it could have a material adverse effect on our results of operations and financial position.

More experienced and better-financed companies may enter the AWP market which may result in our losing significant market share.

Currently, the AWP marketplace in Texas does not have any established major gaming competitors (such as Harrah’s Entertainment, Station Casinos, Isle of Capri, et al), but is instead a market for small second or third tier operators. The entry of well financed, established competitors into the market could have a material impact on our ability to successfully operate games or to continue to maintain the number of games in the field we will have at that time. GTECH, the company that operates the Texas lottery, could be considered a current or future competitor.

Ban on indoor smoking could adversely affect our business.

The propensity of people who play bingo and visit our gaming amusement centers are smokers. We are uncertain how local or statewide bans on smoking in Texas, if any, would affect the future operations of our bingo supply and AWP businesses.

We are highly dependent on the services provided by certain executives and other key personnel.

Our success depends in significant part upon the continued service of certain senior management and other key personnel. Our success also depends on our ability to identify, hire, train, retain and motivate highly skilled technical, managerial and marketing personnel. We intend to hire a number of managerial, business development, marketing, technical and administrative personnel in the future. Competition for such personnel is intense and there can be no assurance that we will successfully attract, assimilate or retain a sufficient number of qualified personnel. The failure to attract and retain the necessary technical, managerial and marketing and administrative personnel could have a material adverse impact on our business, financial condition and operations.

Gordon Graves, our chairman of the board, is involved in an arbitration proceeding with Multimedia Games, Inc.

Gordon Graves is a party to arbitration under the jurisdiction of Judge Paul Davis, Austin, Texas, as arbitrator, styled Multimedia Games, Inc. vs. Gordon Graves (the Arbitration). In the Arbitration, Multimedia Games, Inc. (MGAM) has made a number of allegations against Mr. Graves arising out of his involvement with our operation of AWP amusement centers and related activities. Specifically, MGAM has alleged that such activities violate the non-solicitation and non-competition provisions in Mr. Graves' prior employment agreement with MGAM, and constitute unfair competition, breach of fiduciary duty and misappropriation of trade secrets. Mr. Graves, through his legal counsel, is vigorously contesting these claims and has asserted a number of counterclaims, including breach of contract, fraud and negligent misrepresentation against MGAM in the Arbitration. If MGAM prevails in the Arbitration, Mr. Graves might have to resign from our board of directors and divest of his stock holdings in our company.

Our officers and directors, together with certain other employees and affiliates, possess substantial voting power with respect to our common stock, which could negatively affect the market price of our common stock.

Our executive officers, non-employee directors and certain employees and affiliated persons will collectively have beneficial ownership of approximately 83% of our common stock upon the conversion of approximately 1.6 million shares of Series A convertible preferred stock we issued in October 2006. This ownership represents a significant and controlling portion of the voting power of our stockholders. As a result, our directors, officers and other employees will have the ability to substantially control our management and affairs through the election and removal of our entire board of directors, and all other matters requiring stockholder approval, including the future merger, consolidation or sale of all or substantially all of our assets. This concentrated control could discourage others from initiating any potential merger, takeover or other change-of-control transaction that may otherwise be beneficial to our stockholders. As a result, the market price of our common stock or ultimate sale of our business could be adversely affected.

There is no public trading market for our common stock.

Our common stock is not eligible for trading on any national or regional securities exchange, nor are we certain that an active trading market in our common stock will develop, or if such a market develops, that it can be sustained.

Our stockholders may experience dilution of their ownership interests in the Company upon the future issuance of additional shares of our common stock.

As of January 29, 2007, we had 8,000,019 shares of common stock outstanding, and 1,612,000 common stock shares subject to the conversion of an equal number of our outstanding Series A convertible preferred stock. We do not presently have any outstanding options or warrants, or share-based compensation plans pertaining to the sale or issuance of additional common stock shares. We are currently authorized to issue a total of 45,000,000 shares of common stock and 5,000,000 shares of preferred stock, with such designations, preferences and rights as determined by our board of directors. Issuance of additional shares of common stock may substantially dilute the ownership interests of our existing stockholders. The potential issuance of such additional shares of common stock may create downward pressure on the trading price of our common stock. We may also issue additional securities in connection with the hiring of personnel, future acquisitions, future public or private offerings of our securities for capital raising purposes, or for other business purposes. Any such transactions will further dilute the ownership interests of our existing common stockholders.

We do not intend to pay dividends in the foreseeable future.

We have not paid any dividends on our common stock since our inception. We intend to retain earnings, if any, for use in the operation and expansion of our business and, therefore, do not anticipate paying any dividends in the foreseeable future.

Item 2. Description of Property.

We lease our corporate office space in Dallas, Texas under an agreement with a basic term of 39 months. The lease provides for free rent during the first three months of its term with scheduled increases thereafter in the rentals from approximately $5,500 per month for the fourth through the fifteenth months of the lease to approximately $6,300 per month during the final 12 months of the lease. We also have a one-time option to terminate the lease on June 30, 2008 upon payment of a termination fee. We occupied this facility on November 1, 2006.

We also lease office and warehouse space for our bingo distribution business in Dallas, Houston and San Antonio, Texas from certain of our officers/common stockholders, which agreements are described in Part III, Item 12, “ Certain Relationships and Related Transactions, and Director Independence,”  in this Annual Report on Form 10-KSB. We also lease office and warehouse space in Dallas and Lubbock, Texas from unrelated parties under an agreement that expires on April 30, 2007 and under two month-to-month agreements. The rentals under these leases range from $750 per month to $2,500 per month.

We lease space for nine amusement gaming centers in Ft. Worth (two centers), San Antonio (two centers, of which only one has been opened for operations), Corpus Christi (two centers), Amarillo, Killeen and Copperas Cove, Texas. The basic terms for these leases range from 12 months to 120 months, and certain of the leases provide us with options to extend the leases for periods ranging from 90 days to two consecutive 60-month periods. We also have the options to terminate early most of these leases by providing the lessors with advanced written notice of such intent and/or if we are precluded by regulatory reasons from operating our AWP business at those locations. Additionally, certain of the leases require us to pay termination fees (in amounts ranging from one month’s rental to 12 months’ rentals) if the leases are terminated before the end of their basic terms. Rentals for all but two of these leases are variable in nature, and all but one of the leases with such variable rentals provide for minimum amounts of monthly rent. Disregarding the Company’s early termination options, the basic terms of these leases are scheduled to expire at various dates through the end of February 2017.

Item 3. Legal Proceedings.

There are currently no legal proceedings to which we are a party to or to which our property is subjected, and to the best of our knowledge, no adverse legal activity is anticipated or threatened.

Item 4. Submission of Matters to a Vote of Security Holders.

On September 28, 2006, the majority common stockholder of the Company (OEF Corporate Solutions, Inc. at that time) executed a written consent of stockholders ratifying prior actions of officers and directors and certain organizational matters, ratifying prior securities issuances, and authorizing a reverse stock split. The majority stockholder held 3,200,000 of the 3,855,200 shares of the Company’s outstanding common stock at the time of execution of the consent.

On October 4, 2006, following our acquisition of Goodtime, a majority of the common stockholders of the Company executed a written consent of stockholders electing new directors, approving the Company’s Amended and Restated Articles of Incorporation to, among other things, change the name of the Company to Aces Wired, Inc., adopt other amendments ancillary to the new business of the Company and authorized the designation and issuance of approximately 1.6 million shares of the Company’s Series A convertible preferred stock. The directors elected pursuant to such consent included Gordon T. Graves, Kenneth R. Griffith, David E. Danovitch, Michael T. Gallagher, Martin A. Keane, William S. McCalmont, John J. Schreiber, James J. Woodcock and Rexford A. Yeisley. The common stockholders who executed the consent held approximately 6.5 million of the approximate 8.0 million shares of the Company’s outstanding common stock at the time of execution of the consent.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

There is currently no public trading market for our common stock.

We had 8,000,019 shares of common stock issued and outstanding as of January 29, 2007 and 57 common stockholders as of that date, 18 of whom are our officers, employees and non-employee directors or are otherwise affiliated with us.

We have never paid dividends on our common stock, and we do not currently have a policy regarding the payment of or the intent to pay dividends on our common stock in the foreseeable future. In the event dividends are made from our earnings or from our other capital resources, the rights of our common stockholders to such dividends are subordinate to such rights of the holders of the Series A convertible preferred stock we issued on October 11, 2006, which are described in Note 12, “Capital Stock,” to our consolidated financial statements included in this Annual Report on Form 10-KSB.

We do not presently have equity compensation plans and, accordingly, no equity securities have been authorized for that purpose.

Item 6. Management’s Discussion and Analysis or Plan of Operation.

Overview

We were incorporated as OEF Corporate Solutions, Inc. in Nevada in December 2001, and from that date until October 4, 2006 we provided EDGAR services to companies that file reports with the SEC. In October 2006, we acquired 100% of the ownership interests in Goodtime in exchange for 7,623,580 shares of our common stock and changed our name to Aces Wired, Inc.

We currently are a gaming and recreation company and the parent of K&B and AWLLC. K&B is the oldest company serving the bingo gaming market in Texas. K&B distributes games and related equipment, supplies and branded pull tabs to charity bingo licensees throughout Texas and has been in operation for over 28 years. AWLLC, formed on June 11, 2004, is a company targeting the rapidly growing AWP market in Texas where it utilizes its exclusive and proprietary Ace Advantage Card system, which is effectively a stored-value debit card system. This system allows players to store their winnings for future redemptions for a variety of non-cash merchandise from participating merchants who accept debit cards. As of January 29, 2007, we operated approximately 250 AWP game machines in six gaming amusement centers throughout Texas and are a joint operator in a seventh gaming amusement center with the Tigua Indian Tribe in El Paso, Texas.

Whereas K&B currently provides us with a reliable source of revenue and cash, it operates in a mature and static market in which we do not believe there are opportunities for significant growth absent the passage of legislation in Texas which would allow for new types of bingo games, or by our acquiring market share through business acquisitions. Rather, the foundation of our business plan is to grow our AWP business in what we believe is the rapidly growing AWP market in Texas where casino style gambling, or class III gaming, is illegal. However, if class III gaming is eventually legalized in Texas, we believe that if we can obtain the required licensing, we can efficiently adapt our gaming amusement centers, AWP machines and games to effectively compete in that market as well.

We are also considering expanding our AWP business through acquisitions of other gaming venues in which to place our AWP machines if such opportunities arise and are considered to be consistent with of our long-term business plan. However, to date we have not completed nor are we engaged in any binding negotiations respecting a business combination, or are there any assurances that we will be a party to a business combination in the foreseeable future.

AWLLC opened its first AWP gaming amusement center in July 2005 in El Paso as a joint operator with the Tigua Indian Tribe. This center began with 25 AWP machines and on a temporary basis to test the both viability of AWP gaming and AWLLC’s Ace Advantage Card system. As of October 29, 2006, there were approximately 40 AWP machines operating at this center. After merging with Goodtime in October 2005, AWLLC opened the following Ace Gaming Amusement Centers.

•
In December 2005, the Ft. Worth center was opened with 25 AWP machines, and we are currently operating approximately 40 AWP machines at this center. In December 2006, we leased additional space adjacent to this center in which we can effectively operate up to 300 AWP machines. We will also significantly expand our food and beverage service at this location including the sales of alcoholic beverages.

•	In January 2006, we opened the Killeen gaming amusement center where we currently operate 30 AWP machines.

•
The first of our two amusement centers in Corpus Christi was opened in March 2006 with 30 AWP machines. We intend to close this center in February 2007 and relocate the 20 AWP machines currently operating there to another amusement center. The closing of this center will not have any significant impact on our results of operations and financial condition.

•	In April 2006, we opened our gaming amusement center in Copperas Cove where we currently operate 20 AWP machines.

•
In September 2006, we opened a second gaming center in Corpus Christi with 30 AWP machines, and we are currently operating 60 AWP machines at this center. We are also exploring expansion plans for that center to operate up to 175 AWP machines.

•	In November 2006, we opened our sixth Ace Gaming Amusement Center in Amarillo where we currently operate 50 AWP machines.

In December 2006 and January 2007, we entered into lease agreements for two new gaming centers in San Antonio, Texas and the aforementioned expansion of our Ft. Worth center. We expect to put into service up to 250 additional AWP machines (most of which we already have in stock) in these new and expanded centers over the next three months. We are also adding and significantly increasing our food and beverage services at these centers, including the sale of alcoholic beverages.

In addition to the aforementioned new centers and expansion, our goal is to open other new Ace Gaming Amusement Centers in Texas inside of or adjacent to charitable bingo halls, inside race tracks and in stand alone centers, and we are actively working in a number of jurisdictions to accomplish that goal. The total cost to open a small gaming amusement center with 50 machines is approximately $400,000 to $500,000, of which approximately $300,000 is the cost of the gaming machines and supporting network and the remainder is for facility improvements. A larger center with up to 200 gaming machines costs us approximately $1.4 million to $1.5 million to open, of which approximately $1.2 million is for the cost of the gaming machines and supporting network and the remainder is for facility improvements.

We expect to finance the expansion of our gaming amusement centers primarily by utilizing cash flow from K&B, the funds we raised from the sale of the Series A preferred stock sale discussed below and the additional financing of gaming machines, if such financing can be secured. K&B also has a $0.9 million secured bank credit facility that expires on April 30, 2007, and we will consider negotiating an extension of that facility and an increase in the borrowing capacity thereunder; however, there are no assurances that we will be successful in these negotiations. We also anticipate that as we open more gaming amusement centers and/or add gaming machines to our existing centers, the total contribution from our gaming centers will provide us with additional cash flow with which to grow our AWP gaming business.

AWP gaming is not regulated in Texas, but it is subject to Texas law governing gaming generally, the interpretation and enforcement of which are usually at the local, or county level. Before we open a new gaming amusement center, we gauge, among other things, the political receptiveness to our AWP business in that location. If we believe the applicable legal and enforcement authorities are receptive to our AWP gaming concept, either through direct discussions with such authorities, or implicitly by their silence, and that location satisfies our demographic criteria, we will open a gaming amusement center in that location. Conversely, if such authorities express opposition to our AWP gaming, we will not open an amusement center in that location. In the event we are compelled to subsequently close a center, because of either political or financial performance reasons, our losses associated to any such closures are limited to the improvements, if any, we make to the real property for that location, such as carpeting, paint and similar improvements. The majority of the costs we incur to open a gaming amusement center relate to the AWP games and supporting network hardware and other personal property, all of which we can relocate to another gaming center. Additionally, most of our existing leases for our gaming amusement centers provide us with the options to terminate those leases early due to, among other things, our inability to operate our AWP gaming business at those locations due to any regulatory reason.

Results of Operations

We incurred a net loss of $5.1 million ($0.73 per basic and diluted common stock share) on revenues of $17.9 million for the 52-week period ended October 29, 2006 (hereinafter fiscal year 2006) compared to net income of approximately $45,000 ($0.01 per basic and diluted common stock share) on revenues of $14.9 million for the 52-week period ended October 30, 2005 (hereinafter fiscal year 2005). Our fiscal year 2006 results of operations were negatively affected by $3.6 million of non-cash charges related to share-based compensation, and by increases in depreciation and amortization expense of approximately $560,000, interest expense of $141,000 and income tax expense $605,000 compared to fiscal year 2005. Substantially all of the increases in the fiscal year 2006 expenses are attributable to our acquisition of Goodtime in October 2006 as follows.

•
The share-based compensation expense was primarily due to the award of approximately 1.1 million shares of restricted common stock to certain of our executive officers, certain key employees and our non-employee directors.

•	The increase in depreciation and amortization was primarily due to the acquisition of Goodtime’s tangible and intangible assets.

•
The increase in interest expense was primarily due to our assumption of debt and capitalized lease obligations that Goodtime had incurred to acquire working capital, property and equipment and proprietary software for our AWP business.

•
The increase in income tax expense was primarily due to the non-deductibility of substantially all of the aforementioned share-based compensation and operating losses incurred by certain of our subsidiaries prior to our acquisition of Goodtime, and by our recognition of deferred tax liabilities resulting from the change in the tax status of those subsidiaries.

Earnings before interest, income taxes and depreciation and amortization (EBITDA) decreased to approximately $154,000 for fiscal year 2006 from $392,000 for fiscal year 2005. EBITDA for fiscal year 2006 also includes non-cash share-based compensation expense. EBITDA is not defined under U.S. generally accepted accounting principles (GAAP), and our computation of EBITDA might not be comparable to similarly titled measures reported by other companies. The following is a reconciliation of our net income (loss) to EBITDA for fiscal years 2006 and 2005.

	Fiscal Year ended
	2006	2005
Net income (loss)	$(5,100,584)	$45,291
Interest, net	113,045	(9,763)
Income taxes	631,671	26,143
Depreciation and amortization	889,653	330,774
Share-based compensation	3,620,657	-
EBITDA	$154,442	$392,445

We use EBITDA together with our GAAP measures of financial performance to assist us in comparing our results of operations on a consistent basis period-over-period. EBITDA removes from our earnings the impact of our capital structure, the effects of income taxes related primarily to the differences in the book and tax bases of our assets and liabilities, the ownership costs associated with depreciation and amortization and the effect of non-cash share-based compensation expense. We believe it is useful to investors for the same reasons. However, EBITDA has limitations as a profitability measure in that it does not include the interest expense on our debts, the interest income from our cash investments, our provisions for income taxes, the effects of our expenditures for tangible and intangible capital assets and the effect of non-cash compensation expense.

Fiscal Year 2006 Compared to Fiscal Year 2005

We operate and manage separately two business segments, our bingo supply business segment (Bingo) and our AWP gaming business segment (AWP). We do not allocate corporate overhead, share-based compensation, certain other income (expense) items and income taxes to our operating business segments. For fiscal year 2006, our bingo gaming and AWP supply business segments generated net income (loss) before income taxes of approximately $3.0 million and $(0.4 million), respectively. For fiscal year 2005, our only business segment was the bingo supply business. For comparability purposes only, by removing corporate overhead comparable to the fiscal year 2006 amount and income taxes, our bingo supply business earned income before income taxes of approximately $2.5 million in fiscal year 2005. The following are condensed statements of operations for our business segments for fiscal years 2006 and 2005.

	Fiscal Year ended October 29, 2006
	Bingo	AWP	Corporate	Consolidated
Revenues	$15,489,201	$2,444,666	$-	$17,933,867
Share-based compensation	-	-	3,620,657	3,620,657
Expenses - other	12,542,428	2,777,202	3,356,429	18,676,059
Operating income (loss)	2,946,773	(332,536)	(6,977,086)	(4,362,849)
Other income (expense), net	24,132	(106,124)	(24,072)	(106,064)
Income (loss) before taxes	2,970,905	(438,660)	(7,001,158)	(4,468,913)
Income taxes	-	-	631,671	631,671
Net income (loss)	$2,970,905	$(438,660)	$(7,632,829)	$(5,100,584)

	Fiscal Year ended October 30, 2005
	Bingo	Corporate	Consolidated
Revenues	$14,895,186	$-	$14,895,186
Expenses	12,415,476	2,449,870	14,865,346
Operating income (loss)	2,479,710	(2,449,870)	29,840
Other income (expense), net	41,594	-	41,594
Income (loss) before taxes	2,521,304	(2,449,870)	71,434
Income taxes	-	26,143	26,143
Net income (loss)	$2,521,304	$(2,476,013)	$45,291

Bingo Business Segment

Because we did not operate the AWP business segment in fiscal year 2005, the only meaningful period-over-period comparisons between fiscal year 2006 and fiscal year 2005 relate to our bingo supply business. Corporate overhead for fiscal year 2005 consisted solely of the compensation paid to three of our executive officers and payroll related overhead and is not included in the analysis below nor are income taxes. The significant changes in other revenues and expenses for our bingo business segment in fiscal year 2006 compared to fiscal year 2005 are shown in the table below and are discussed in the accompanying footnotes.

	Fiscal Year 2006	Change from Fiscal Year 2005	Percentage change
Revenues	$15,489,201	$594,015	3.99
Cost of sales	8,624,657	93,806	1.10
Operating expenses	3,580,215	26,364	0.74
Depreciation and amortization	337,556	6,782	2.05
Other income (expense), net	24,132	(17,462)	(41.98)

(a) The increase in revenues for fiscal year 2006 was primarily due to the increase in branded pull tab sales, an instant winner paper ticket similar to a lottery scratch-off ticket, which are popular with bingo patrons. We do not believe there will be any significant increase or decline in our bingo supply revenues for fiscal year 2007.

(b) The increase in other income (expense), net for fiscal year 2006 was primarily due to interest incurred under our bank credit facility and a decrease in interest income due to a corresponding decrease in cash deposits. We had no debt outstanding during fiscal year 2005.

AWP Business Segment

The following is an overview of the significant components of the AWP business segment’s revenues and expenses for fiscal year 2006.

Revenues. Substantially all of our revenues from our AWP business come from the cash value of the difference (or the hold) between the credits wagered by and the credits won by our AWP gaming patrons. Our revenue from the amusement gaming center in El Paso is 40% of the hold after certain adjustments. Promotional allowances, consisting mostly of direct mail and newspaper coupons and entitlement programs, provide our gaming patrons with free play credits and are recognized as reductions in revenues when such promotional allowances are redeemed. We expect to substantially increase revenues from our AWP business in fiscal year 2007 due to the opening of new gaming centers, the expansion of existing centers and the introduction of food and beverage services in those centers.

Operating Expenses. The following are the significant components and approximate amounts of operating expenses for fiscal year 2006. We expect that substantially all of these expenses will increase in fiscal year 2007 as we open new gaming amusement centers and because our existing centers, which opened at various times during fiscal year 2006, will have been operating for all of fiscal year 2007.

•	Salaries and benefits of $621,000. Most of the employees who work at our gaming amusement centers are hourly employees, whereas our managers are salaried employees.

•	Rent and utilities of $539,000. Rent expense for most of our gaming amusement centers are based on a percentage of the hold or the number of gaming machines located at the center.

•
Contract labor of $452,000. Contract labor includes the costs incurred for security services at our gaming amusement centers and consulting services related to back office systems that support our gaming machine and Ace Advantage Card networks.

•
Advertising and promotional expenses of $194,000. We promote our Ace Gaming Amusement Centers in the locations in which we operate them through various advertising media such as television, radio, newspapers, direct-mailings and billboards.

•	Royalties of $187,000. These royalties are incurred under licensing agreements we have for the games we use in our AWP machines.

•
Food, beverage and other supplies of approximately $104,000. We will significantly expand our food and beverage service in fiscal year 2007, including the sale of alcoholic beverages in certain of our gaming amusement centers.

Other income (expense). Other income (expense) for fiscal year 2006 was comprised of approximately $78,000 of interest expense on certain debt and capitalized lease obligations we incurred to finance AWP machines and proprietary software to support our Ace Advantage Card system. We also incurred a loss of approximately $23,000 in fiscal year 2006 due to the closure of a gaming amusement center in McAllen, Texas.

Corporate Overhead

The most significant components of corporate overhead expense for fiscal year 2006 were salaries and benefits for our executive officers and other general sales and administrative staff, which expenses approximated $1.8 million; and professional fees of approximately $1.0 million, most of which were for accounting and legal services associated with the formation and our subsequent acquisition of and merger into Goodtime. Corporate overhead expense for fiscal year 2005 consisted entirely of the salaries and benefits of certain of our executive officers who were then officers of K&B. We expect a modest increase in these corporate overhead expenses during fiscal year 2007 as we continue to grow our AWP business segment albeit at a slower rate because a substantial amount of our corporate infrastructure, including the hiring of personnel, was completed in fiscal year 2006, and to decreases in professional expenses.

We also recognized share-based compensation of $3.62 million during fiscal year 2006 related to the grant of approximately 1.1 million shares of restricted common stock to certain of our officers, certain employees and all of our non-employee directors, and the issuance of 40,000 shares of our common stock for services received. The award of the restricted common shares were converted from profits interests these officers, employees and directors had in Goodtime prior to its acquisition by us and were part of our original capitalization of 8,000,019 shares of common stock. Additional compensation expense of $1.7 million and $0.4 million related to the grant of the restricted common stock shares will be recognized in fiscal year 2007 and fiscal year 2008, respectively. The grant of the restricted common stock shares is described in more detail at Note 6, “Share-Based Compensation,” to our consolidated financial statements included in this Annual Report on Form 10-KSB.

Although we incurred a consolidated pretax loss of $4.5 million, consolidated income tax expense was $0.6 million for fiscal year 2006 compared to income tax expense of approximately $26,000 for fiscal year 2005. The increase in the fiscal year 2006 income tax provision was due primarily to the non-deductibility for income tax purposes of $3.5 million of the aforementioned share-based compensation and $2.2 million of operating losses incurred by certain of our subsidiaries prior to our acquisition of Goodtime in October 2006, and the recognition of deferred income tax expense of $0.2 million associated with the change in the tax status of such subsidiaries upon our acquisition of Goodtime. Refer to Note 10, “Income Taxes,” to our consolidated financial statements included in this Annual Report on Form 10-KSB for additional information about our fiscal year 2006 income tax expense.

Liquidity and Capital Resources

We had cash and cash equivalents of $7.1 million as of October 29, 2006 compared to cash and cash equivalents of approximately $501,000 as of October 30, 2005. We also had restricted cash of $250,000 at the end of fiscal year 2006 which serves as a security deposit for the bank that sponsored our financial redemption/player cards. These restricted funds should be released to us by March 31, 2007 in connection with the expiration of our sponsorship agreement with that bank. The increase in cash and cash equivalents for fiscal year 2006 was primarily due to net proceeds of $7.3 million we raised from the sale in October 2006 of approximately 1.6 million shares of our Series A convertible preferred stock, which transaction is described in more detail below and at Note 12, “Capital Stock,” in the Notes to our consolidated financial statements included in this Annual Report on Form 10-K. We believe that the cash flows from our bingo supply business together with the funds we raised in fiscal year 2006 from the sale of the Series A preferred stock and the other financing transactions described below will provide us with adequate working capital for at least the next 12 months and will enable us to continue to expand our AWP gaming business without the incurrence of additional debt. However, there are no assurances that we will not seek additional debt or equity financing in the near term if circumstances warrant such actions.

Historical Cash Flows

The following table sets forth our consolidated condensed net cash flows for fiscal years 2006 and 2005.

	Fiscal Year ended
	October 29, 2006	October 30, 2005
Net cash provided by (used in):
Operating activities	$10,985	$379,843
Investing activities	(3,535,055)	(655,105)
Financing activities	10,124,496	(2,103)
Net increase (decrease) in cash and cash equivalents	$6,600,426	$(277,365)

The significant changes in our cash flows for fiscal year 2006 compared to fiscal year 2005 are discussed below.

Operating activities. Cash flows from operating activities are affected by our results of operations and from the changes in the assets and liabilities that support such operations. The components of the approximate $369,000 decrease in net cash provided by operating activities in fiscal year 2006 compared to fiscal year 2005 are shown in the following table.
	Fiscal Year
	2006	2005	Change
Net cash provided by (used in) operations, adjusted for non-cash expenses	$(167,848)	$531,659	$(699,507)
Increase (decrease) in cash from net change in operating assets and liabilities	178,833	(151,816)	330,649
Net cash provided by operating activities	$10,985	$379,843	$(368,858)

The approximate $700,000 change in net cash from operations was due primarily to increased expenses associated with our gaming amusement centers and additional corporate overhead. The approximate $179,000 net increase in cash from the changes in operating assets and liabilities for fiscal year 2006 was primarily due to an increase in income taxes payable resulting from our current income tax expense for that year. For fiscal year 2005, the approximate $152,000 net decrease in cash from the changes in operating assets and liabilities was primarily due to an increase in trade accounts receivable resulting from increases in K&B’s sales for that year.

 Investing Activities. The increase in net cash used in investing activities during fiscal year 2006 compared to fiscal year 2005 was substantially due to the acquisition of property and equipment for our gaming amusement centers.

 Financing Activities. In addition to the sale of the Series A preferred stock, other significant financing activities during fiscal year 2006 included proceeds of $1.6 million from the issuance of notes payable to related parties, $1.4 million from the sale and leaseback of AWP machines and $0.7 million of capital contributions to one of our subsidiaries. During fiscal year 2006, we also borrowed and repaid $1.0 million under our bank credit facility and collectively repaid approximately $0.9 million of the notes we issued to the related parties and other debt and capitalized lease obligations. The notes issued to related parties in fiscal year 2006 are described in more detail below. There were no significant financing activities in fiscal year 2005.

Future Sources and Uses of Cash

We expect that our future liquidity and capital requirements will be affected by the following.

•	The acquisition of equipment, fixtures and improvements related to the opening and expansion of new and existing Ace Gaming Amusement Centers.

•	The servicing of long-term debt and capitalized lease obligations.

•	Rentals due under operating leases.

•	Other working capital needs.

•	The possibility of business acquisitions.

As noted previously, we believe that the cash flows from our bingo supply business together with the funds we raised in fiscal year 2006 will provide us with adequate working capital to meet our working capital needs, financial obligations and expand our AWP gaming business for at least the next 12 months. We also have a $0.9 million bank credit facility under which there were no outstanding obligations as of October 29, 2006. This credit facility expires on April 30, 2007. Although we believe we could extend this credit facility and possibly raise the borrowing limits thereunder, there are no assurances that we would succeed if we attempted such modifications of the bank credit facility.

Series A Preferred Stock

In October 2006, and as a condition precedent to our acquisition of Goodtime, we sold in a private placement 1.612 million shares of our nonredeemable Series A convertible preferred stock for approximately $8.1 million (or $5.00 per share) before issuance costs of approximately $0.7 million. The Series A preferred stock automatically converts into an equal number of our common stock shares upon the effectiveness of a registration statement we filed with the SEC on November 8, 2006. The Series A preferred stock are voting securities and rank senior to our common stock regarding dividends and any other distributions of our assets. The holders of the Series A preferred stock were also issued options to acquire up to an additional 322,400 shares of the Series A preferred stock at $5.00 per share, which options, if not previously exercised, expire upon the effectiveness of the aforementioned registration statement.

Indebtedness

As of October 29, 2006, we had outstanding approximately $1.2 million of promissory notes issued to our chairman of the board/principal stockholder and two of our executive officers/common stockholders. Two of these notes totaling approximately $626,000 including accrued interest bear interest at 4.48% and are due in November 2007. The other note for approximately $622,000 including accrued interest bears interest at 4.64% and is due in January 2008. These notes are described in more detail in Item 12., “Certain Relationships and Related Transactions, and Director Independence,” and at Note 8, “Long-term Debt,” in the Notes to our consolidated financial statements included in this Annual Report on Form 10-K.

In March 2006, one of our subsidiaries acquired for our internal use certain proprietary software and tangible assets through the assumption of a $606,000 promissory note payable and other liabilities of $294,000. As of October 29, 2006, the outstanding principal balance of the note was approximately $348,000 and it is being repaid, together with interest at 6%, by level quarterly payments of principal and interest through September 30, 2007. The note is secured by the proprietary software and the other assets that were acquired and by certain of the assets of AIP.

We also have a bank credit facility under which there were no outstanding obligations as of October 29, 2006. Outstanding borrowings at any time under the credit facility are limited to the lesser of $0.9 million or an amount based on our eligible inventory and eligible accounts receivable, as such terms are defined in the credit facility. Borrowings under the credit facility generally bear variable-rate interest indexed to the prime lending rate plus 1%, which interest is payable monthly. Outstanding obligations due under the credit facility are secured by certain of our inventory, accounts receivable and intangible assets, and are guaranteed by one of our officers /common stockholders. The credit facility expires on April 30, 2007.

Leases

As of October 29, 2006, we had future minimum lease payments of approximately $3.0 million due under capitalized lease obligations and operating leases, of which approximately $447,000 was payable to two of our executive officers/common stockholders. These obligations are described in more detail in Item 12., “Certain Relationships and Related Transactions, and Director Independence,” and at Note 9, “Leases,” in the Notes to our consolidated financial statements included in this Annual Report on Form 10-K.

Significant Accounting Policies

Our discussion and analysis of our financial position and the results of our operations are based upon our consolidated financial statements and the information used to prepare them. Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States and require us to make estimates and judgments that affect the reported amounts of our assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. We base our estimates and judgments on our historical experience, knowledge of current conditions and our beliefs of what could occur in the future considering the pertinent and available information. Actual results may differ from these estimates under different assumptions or conditions. Our significant accounting policies are disclosed in Note 3, “Summary of Significant Accounting Policies,” in the Notes to our consolidated financial statements included in this Annual Report on Form 10-KSB.

Item 7. Financial Statements.

Our consolidated financial statements, accompanying notes and Report of Independent Registered Public Accounting Firm are attached to this Annual Report on Form 10-KSB beginning on page F-1 and are incorporated herein by reference.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On October 4, 2006, our Board of Directors dismissed Hawkins Accounting (Hawkins) as our independent accountant and engaged Weaver and Tidwell, L.L.P. as our new independent accountants. During our two most recent fiscal years and the subsequent interim periods through the date of Hawkins’s dismissal, there were no disagreements with Hawkins, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to Hawkins’s satisfaction, would have caused it to make reference to the subject matter of the disagreements in connection with its reports.

Item 8A. Controls and Procedures.

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the design and effectiveness of our financial disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Exchange Act), as amended, as of the end of the fiscal year covered by this Annual Report on Form 10-KSB (the Evaluation Date). Based on this evaluation, our principal executive officer and principal financial officer concluded that as of the Evaluation Date such disclosure controls and procedures were effective such that the financial information relating to our company, including that of our consolidated subsidiaries, required to be disclosed in our reports to the SEC is: (i) recorded, processed, summarized and reported within the time periods specified in the applicable SEC regulations and forms; and (ii) is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding such required financial disclosure.

During our fiscal fourth quarter ended October 29, 2006, we did not make any changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 8B. Other Information.

None.

PART III

Item 9. Directors and Executive Officers of the Registrant.

Our officers and members of our board of directors are as follows.

Name	Age	Position
Kenneth R. Griffith	57	President, Chief Executive Officer and Director
Christopher C. Domijan	51	Executive Vice President, Chief Financial Officer and Secretary
Knowles B. Cornwell	54	Executive Vice President and Chief Operating Officer
Nicholas F. Holt	49	Chief Accounting Officer and Controller
Gordon T. Graves	70	Chairman of the Board of Directors
David E. Danovitch	44	Director
Michael T. Gallagher	66	Director
Martin A. Keane	69	Director
William S. McCalmont	51	Director
John J. Schreiber	66	Director
James J. Woodcock	68	Director
Rexford A. Yeisley	59	Director

Kenneth R. Griffith. Mr. Griffith is our President and Chief Executive Officer. He is the founder of K&B Sales, Inc. d.b.a. Goodtime Action Games. Over the past 28 years he has grown K&B into the largest bingo distributor in Texas and implemented the first ever player rewards program for bingo halls in Texas. Mr. Griffith was the first President of the Bingo Distributors Association of Texas.

Christopher C. Domijan. Mr. Domijan is our Executive Vice President, Chief Financial Officer and Secretary. Prior to joining the Company, Mr. Domijan was the Chief Financial Officer of Nevada Gold & Casinos (AMEX: UWN) . During his five years with Nevada Gold & Casinos, Mr. Domijan also served as Secretary and Treasurer. Mr. Domijan has over twenty years of financial management experience, including nine years as chief financial officer for companies in the hospitality and financial services industries.

Knowles B. Cornwell. Mr. Cornwell, CPA, is our Executive Vice President and Chief Operating Officer. Prior to our acquisition of Goodtime, he was responsible for sales at K&B’s electronic bingo division, a position he has occupied since 1997. He is currently a member of the Texas Lottery Commission’s Bingo Advisory Committee. He is also a founding member of BKR Cornwell Jackson, a public accounting firm based in Dallas, Texas.

Nicholas F. Holt.  Mr. Holt, CPA, is our Chief Accounting Officer and Controller. For the past seven years, Mr. Holt has served as the Chief Financial Officer for K&B. During this time he has been instrumental in enacting improvements in inventory management, developing networks for all locations and managing the Company’s accounting and finance functions. Prior to joining K&B Sales, Mr. Holt spent 14 years in public accounting.

Gordon T. Graves. Mr. Graves is our Chairman of the Board. Mr. Graves was formerly Chairman of the Board and Chief Executive Officer of Multimedia Games, Inc. (NASDAQ: MGAM) He was Chief Executive Officer of MGAM from September 1994 until February 2003, and he remained a member of their board of directors until February 2004. During his 10-year tenure, MGAM grew its market capitalization by approximately 9,200 % from $3 million to $277 million. He was first to build the on-line lotto system and was a pioneer of interactive class II gaming. Since December 1993, and from 1989 to 1990, Mr. Graves has been the President of Graves Management, Inc., a management consulting and investment company. Mr. Graves has served as a Director of the Company since October 4, 2006.

David E. Danovitch , Director . Mr. Danovitch has been a partner since 2004 in the law firm Gersten Savage, LLP in New York City, where he specializes in corporate finance, securities, mergers and acquisitions, and broker-dealer regulatory and compliance. Between 2002 and 2003, he served as both Executive Vice President and Chief Financial Officer and later President and Chief Executive Officer for ioWave, Inc., a multinational telecommunications company. From 1999 to 2002, Mr. Danovitch was a Senior Partner of NewWest Associates, LLC, an international business consulting firm, and Del Rey Investments , LLC, a merchant banking firm. Mr. Danovitch has served as a Director of the Company since October 4, 2006.

Michael T. Gallagher, Director. Mr. Gallagher is a board certified, personal injury trial lawyer and principal of The Gallagher Law Firm in Houston, Texas. He is a past President of the Texas Trial Lawyers Association. Mr. Gallagher has served on numerous government appointed committees, including workers compensation, tenure of judges, speedy trials and grievance oversight. Mr. Gallagher has served as a Director of the Company since October 4, 2006.

Martin A. Keane, Director. Mr. Keane has served as Vice President of Genetic Programming Inc., a genetic programming research company since 2000. From 1986 to present, he has also worked as an engineering and management consultant in the design of several systems. From 2000 to 2004, Mr. Keane also served as a member of the Board of Directors of MGAM. Mr. Keane is the author of several United States patents. Mr. Keane has served as a Director of the Company since October 4, 2006.

William S. McCalmont, Director. Mr. McCalmont was the Chief Financial Officer of ACE Cash Express, Inc. from 2003 through January 2007. From 2002 through 2003, Mr. McCalmont served as a founding member and principal of the Turtle Creek Group. From 2000 to 2001, Mr. McCalmont was the Chief Financial Officer of HQ Global Workplaces, which filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code in March 2002. Previously, Mr. McCalmont served as the Interim President and Chief Executive Officer and Chief Financial Officer of La Quinta Inns, Inc., the Chief Financial Officer of FelCor Suite Hotels and the Treasurer of Harrah's Entertainment. Mr. McCalmont is a director of LaSalle Hotel Properties. Mr. McCalmont has served as a Director of the Company since October 4, 2006.

John J. Schreiber, Director. Mr. Schreiber has worked as a gaming and security consultant since 1998 in Las Vegas, Nevada. Mr. Schreiber has served as a Director of the Company since October 4, 2006.

James J. Woodcock, Director. Since 1981, Mr. Woodcock has been the owner and Chief Executive Officer of Hy-Bon Engineering Company, based in Midland, Texas. Hy-Bon is an engineering firm and manufacturer of vapor recovery, gas booster, and casing pressure reduction systems for the oil industry. Mr. Woodcock has been a director since 2002, Chairman of the Teton Energy Corp.’s Compensation Committee since 2003 and Chairman of that company since February 2005. From 1997 to 2002, Mr. Woodcock was the chairman of Transrepublic Resources, a private oil and gas exploration firm located in Midland Texas. From 1996 until 2003, Mr. Woodcock was a board member and Chairman of the Board of Renovar Energy, a private waste-to-energy firm located in Midland Texas. Mr. Woodcock has served as a Director of the Company since October 4, 2006.

Rexford A Yeisley, Director. Mr. Yeisley served as Chief Financial Officer of Grand Sierra Resort Corp. in Reno, Nevada from January 2006 to July 2006. Mr. Yeisley previously served as Senior Vice President, Chief Financial Officer, Treasurer and Assistant Secretary for the Isle of Capri Casinos, Inc. in Biloxi, Mississippi from December 1995 to December 2005. Mr. Yeisley has served as a Director of the Company since October 4, 2006.

Code of Ethics

As of the date of this Annual Report on Form 10-KSB, we had drafted, but our Board of Directors had not ratified, a code of ethics that applies to our principal executive officer, principal financial officer and principal accounting officer and controller, or persons performing similar functions on behalf of the Company.

Item 10. Executive Compensation.

The following table sets forth the compensation we paid to Mr. Kenneth Griffith, our chief executive officer, and to each of our other executive officers during the periods indicated.

 Summary Compensation Table

		Annual Compensation		Long-Term Compensation
Name and Principal Positions	Year	Salary ($)	Bonus ($)	Stock Awards		Securities Underlying Options

Kenneth R. Griffith - President, Chief Executive Officer and Director	2006 2005 2004	388,235 408,457 —	62,000 829,493 —	— — —		— — —

Knowles B. Cornwell - Executive Vice President and Chief Operating Officer	2006 2005 2004	378,235 384,457 —	78,000 585,172 —	— — —		— — —

Christopher C. Domijan - Executive Vice President, Chief Financial Officer and Secretary	2006 2005 2004	167,083 — —	— — —	360,847 — —	*	— — —

Nicholas F. Holt - Chief Accounting Officer and Controller	2006 2005 2004	138,448 119,273 —	33,000 30,000 —	360,847 — —	*	— — —

* These officers were originally issued profits interests in Goodtime, which awards were exchanged for restricted shares of our common stock concurrent with our acquisition of Goodtime in October 2006. The shares vest (graded vesting) from the date of the partnership interests were granted, or September 26, 2005, and are fully vested on March 31, 2007. Collectively, 304,944 of the common stock shares were vested as of October 29, 2006. The holders of the restricted common stock shares have the same rights as our other common stockholders respecting, among other things, voting and dividend rights, whether or not the restricted shares have vested. To date, there is not a public trading market for our common stock; therefore, the market value of these common stock shares was $0 as of October 29, 2006.

The annual base salaries for Messrs. Griffith and Cornwell were reduced to $350,000 each for fiscal year 2006. Mr. Domijan’s and Mr. Holt’s current fiscal year 2006 annual base salaries are $230,000 and $150,000, respectively.

 Option Grants in Last Fiscal Year

We presently do not have any plans under which we can grant stock options to our executive officers or any other of our employees and non-employee directors. Additionally, none of the individuals named in the Summary Compensation Table above held any options to purchase our common stock or the partnership interests of Goodtime as of October 29, 2006.

Director Compensation

Our directors do not receive any cash compensation for their services on the Board of Directors, but were given profits interests in the partnership of Goodtime, which profit interests were exchanged for restricted common stock shares upon our acquisition of Goodtime in October 2006. The shares vest (graded vesting) from the date of the partnership interests were granted, or July 28, 2006, and are fully vested on August 3, 2008. None of these restricted shares were vested as of October 29, 2006. The holders of the restricted common stock shares have the same rights as our other common stockholders respecting, among other things, voting and dividend rights, whether or not the restricted shares have vested. To date, there is not a public trading market for our common stock; therefore, the market value of these common stock shares was $0 as of October 29, 2006. Our directors are also reimbursed for out-of-pocket expenses they incur in connection with their attendance at meetings of our Board of Directors.

Employment Agreements

We entered into an employment agreement, dated October 31, 2005, with Mr. Christopher Domijan, our executive vice president, chief financial officer and secretary (the Employment Agreement). The Employment Agreement provides for an initial term through May 1, 2007. Under the terms of the Employment Agreement, Mr. Domijan was to receive an annual base salary of $150,000, which is subject to annual adjustments at the discretion of the Board of Directors. The compensation committee subsequently approved an increase in Mr. Domijan’s base salary to $230,000, effective July 16, 2006. Also, as part of the Employment Agreement, Mr. Domijan received a 5% profits interest in Goodtime prior to subsequent dilution. As discussed above, as result of our acquisition of Goodtime in October 2006, Mr. Domijan’s profits interest in Goodtime was exchanged for 360,847 shares of our common stock. In the event Mr. Domijan’s employment is terminated for any reason, including as a result of his death or for cause, he or his heirs are entitled to his accrued and unpaid base salary through the date of his termination. Mr. Domijan is currently our only employee who has an employment agreement with us.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information known to us with respect to the beneficial ownership of common stock held of record as of January 29, 2007, by: (1) all persons who are owners of 5% or more of our common stock; (2) each of our named executive officers (see the Summary Compensation Table under Item 10. above); (3) each director; and (4) all of our executive officers and directors as a group. The address for each person listed is the address of our principal executive offices located at 12225 Greenville Avenue, Suite 861, Dallas, Texas 75243.

	SHARES BENEFICIALLY OWNED
	Number		Percent (%)
Beneficial Owners of more than 5% of Common Stock
Gordon T. Graves	2,917,746	[1]	34.73%
Kenneth R. Griffith	2,013,541		25.17%
Knowles B. Cornwell	1,234,106		15.43%
Christopher C. Domijan	360,847	[2]	4.51%
Nicholas F. Holt	360,847	[2]	4.51%
David E. Danovitch	50,824	[3]	*
Michael T. Gallagher	50,824	[3]	*
Martin A. Keane	50,824	[3]	*
William S. McCalmont	50,824	[3]	*
John J. Schreiber	50,824	[3]	*
James J. Woodcock	50,824	[3]	*
Rexford A. Yeisley	50,824	[3]	*

All directors and executive officers as a group (12 persons)	7,242,855		86.22%

[1]	This amount includes 400,000 shares of Series A convertible preferred stock beneficially owned by Mr. Graves.

[2]
As of December 31, 2006, 190,590 of these restricted shares were vested. The remaining 170,257 shares will vest on March 31, 2007. Messrs. Domijan and Holt must be a stockholder and be employed by or on our behalf for their respective remaining shares to vest. Messrs. Domijan and Holt may vote their entire shares and are entitled to dividends on our common stock, if any, pending vesting, until such time that it becomes apparent that vesting will not occur as to such shares, or any portion thereof. Shares may be diluted as the result of the issuance of additional shares of common stock by the Company.

[3]
As of December 31, 2006, none of these shares were vested. 25,412 of the shares vest on August 3, 2007, and the remaining 25,412 shares vest on August 3, 2008. Messrs. Danovitch, Gallagher, Keane, McCalmont, Schreiber, Woodcock and Yeisley must be a stockholder and be one of our directors or a director of an affiliated company to us on each vesting date for their respective vesting increments to occur. Messrs. Danovitch, Gallagher, Keane, McCalmont, Schreiber, Woodcock and Yeisley may vote their entire shares pending vesting and are entitled to dividends on our common stock, if any, until such time as it becomes apparent that vesting will not occur as to such shares, or any portion thereof. Shares may be diluted as the result of the issuance of additional shares of stock by the Company.

*	Less than 1%.

 Messrs. Graves, Griffith, Cornwell, Domijan, Holt, Danovitch, Gallagher, Keane, McCalmont, Schreiber, Woodcock and Yeisley (collectively the Holders) are a party to a Lock-Up Letter Agreement, dated September 28, 2006, whereby each stockholder agrees that, without the prior written consent of Merriman Curhan Ford & Co. (which consent may be withheld in its sole discretion), he will not during the period commencing on the date of the letter agreement and ending on the earlier of (a) 180 days after the date that certain resale registration statement filed with respect to shares issued in a private placement on October 10, 2006 is declared effective, or (b) two years from the date of the Lock-Up Letter Agreement ((a) and (b), each a Lock-Up Period), (i) directly or indirectly offer, pledge, sell, contract to sell, sell any option or contract to purchase, purchase any option or contract to sell, grant any option, right or warrant for the sale of (including, without limitation, any short sale), establish an open “put equivalent position” within the meaning of Rule 16a-1(h) under the Exchange Act, as amended, and the rules and regulations promulgated thereunder, lend or otherwise dispose of or transfer any securities of the Company currently or hereafter owned either of record or beneficially (as defined in Rule 13d-3 under the Exchange Act) by the Holders, or publicly announce the Holders’ intention to do any of the foregoing, or (ii) enter into any swap or other arrangement that transfers, in whole or in part, directly or indirectly, any of the economic consequences of ownership of any securities of the Company currently or hereafter owned either of record or beneficially (as defined in Rule 13d-3 under the Exchange Act) by the Holders, or publicly announce the Holders’ intention to do any of the foregoing, whether any such transaction described in clause (i) or (ii) above is to be settled by delivery of common stock of the Company or such other securities, in cash or otherwise ((i) or (ii), each a Disposition).

The restriction has been expressly agreed to preclude each Holder from engaging in any hedging or other transaction which is designed to or reasonably expected to lead to or result in a Disposition of the Company’s common stock or securities convertible into, exchangeable, or exercisable for the Company’s common stock during the Lock-up Period, even if such securities would be disposed of by someone other than the Holders.

Item 12. Certain Relationships and Related Transactions, and Director Independence.

Loans from Officers and Stockholders

In November 2005, we borrowed $619,938 from Mr. Kenneth R. Griffith, our chief executive officer and a common stockholder, for working capital purposes. During fiscal year 2006, we repaid Mr. Griffith $247,938, and the balance of the borrowings, in the form of a 4.48% promissory note, is payable on November 11, 2007 together with accrued and unpaid interest.

In November 2005, we borrowed $379,962 from Mr. Knowles B. Cornwell, our chief operating officer and a common stockholder, for working capital purposes. During fiscal year 2006, we repaid Mr. Cornwell $151,962, and the balance of the borrowings, in the form of a 4.48% promissory note, is payable on November 11, 2007 together with accrued and unpaid interest.

In January 2008, we issued a 4.64% promissory note payable for $600,000 to Mr. Gordon T. Graves, our chairman of the board and our principal stockholder, the proceeds from which were used for working capital. The principal and accrued and unpaid interest on the note are due on January 20, 2008.

Lease Obligations to Officers and Stockholders

We are the lessee and Mr. Griffith is the lessor for our office/warehouse facility at 11827 Judd Ct., Dallas, Texas. The monthly rental under this lease is $7,500, and the lease expires October 31, 2008.

We are the lessee and Texaco Rd., LP is the lessor for our office/warehouse facility located at 12511 Texaco Rd., Houston, Texas. Texaco Rd., LP is a partnership that is owned by Mr. Griffith and Mr. Cornwell. The monthly rental under this lease is $5,000, and the lease expires January 31, 2010.

We are the lessee and 4967 Space Center, LP is the lessor for our office/warehouse facility located at 4967 Space Center, San Antonio, Texas. 4967 Space Center, LP is a partnership that is owned by Mr. Griffith and Mr. Cornwell. The monthly rental under this lease is $3,500, and the lease expires October 31, 2008.

Other Related Party Transactions

One of our subsidiaries has an agreement entered into in January 2005 with Graves Management, Inc. (Graves), an affiliated company owned by Mr. Gordon Graves, our chairman of the board and our principal stockholder. Under this agreement, Graves manages the day-to-day operations of the subsidiary. Effective October 31, 2005, the agreement was amended by removing a $35,000 monthly fee and replacing it with a requirement to reimburse Graves for actual expenses incurred in managing the subsidiary. During the 52-week period ended October 29, 2006, the subsidiary incurred expenses of approximately $114,000 ($81,000 for compensation of one of Graves’ employees and $33,000 for travel) under the agreement, of which $33,000 was unpaid as of October 29, 2006. The agreement may be terminated by either party by giving 30 days written notice. Mr. Graves has never been personally compensated under this agreement.

Item 13. Exhibit List and Reports on Form 8-K.

NUMBER	Exhibit

2.1
Agreement Concerning the Exchange of Securities, dated as of October 4, 2006, by and among OEF Corporate Solutions, Inc., Goodtime Action Amusement Partners, L.P., the partners of Goodtime Action Amusement Partners, L.P. and the members of Amusement Innovation Partners, LLC (incorporated by reference to Exhibit 2.1 to the registrant’s current report on Form 8-K filed on October 10, 2006).

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the registrant’s current report on Form 8-K filed on October 10, 2006).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the registrant’s current report on Form 8-K filed on October 10, 2006).

4.1	Certificate of Designations for Series A Convertible Preferred Stock (incorporated by reference to Exhibit 4.1 to the registrant’s current report on Form 8-K filed on October 10, 2006).

4.2
Form of Purchase Agreement, dated as of October 9, 2006, by and among Aces Wired, Inc. and the purchasers party thereto (incorporated by reference to Exhibit 4.3 to the registrant’s current report on Form 8-K filed on October 10, 2006).

10.1
Employment Agreement by and between Goodtime Action Amusement Partner, L.P. and Christopher Domijan, dated as of October 31, 2005 and First Amendment to Employment Agreement dated as of July 16, 2006 (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on October 10, 2006).

10.2
Lease Agreement dated as of September, 2006 by and between registrant and Dallas High Point Centre Associates, Ltd. for certain real property located at 12225 Greenville Avenue, Suite 861, Dallas, Texas (incorporated by reference to Exhibit 10.2 to the registrant’s registration statement on Form SB-2 (File No. 333-138527) filed on November 8, 2006).

10.3
Lease Agreement dated as of November 1, 2003 by and between registrant and Texaco Rd., LP for certain real property located at 11827 Judd Ct., Dallas, Texas (incorporated by reference to Exhibit 10.3 to the registrant’s registration statement on Form SB-2 (File No. 333-138527) filed on November 8, 2006).

10.4
Lease Agreement dated as of February 1, 2005 by and between registrant and Texaco Rd., LP for certain real property located at 12511 Texaco Rd., Houston, Texas (incorporated by reference to Exhibit 10.4 to the registrant’s registration statement on Form SB-2 (File No. 333-138527) filed on November 8, 2006).

10.5
Lease Agreement dated as of November 1, 2003 by and between registrant and 4967 Space Center, LP for certain real property located at 4967 Space Center, San Antonio, Texas (incorporated by reference to Exhibit 10.5 to the registrant’s registration statement on Form SB-2 (File No. 333-138527) filed on November 8, 2006).

16.1	Letter on Change in Certifying Accountant from Hawkins Accounting (incorporated by reference to Exhibit 16.1 to the registrant’s current report on Form 8-K/A filed on October 23, 2006).

21	Subsidiaries of the Registrant*

31.1	Rule 13a-14(a) Certification of Chief Executive Officer*

31.2	Rule 13a-14(a) Certification of Chief Financial Officer*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to SEctin 906 of the Sarbanes-Oxley Act of 2002 Certification*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to SEctin 906 of the Sarbanes-Oxley Act of 2002 Certification*

* Filed herewith.

Item 14. Principal Accountants Fees and Services.

Audit Fees. The aggregate fees billed by Weaver and Tidwell, L.L.P. for the fiscal years ended October 29, 2006 and October 30, 2005 for professional services rendered for the audits of the Company's annual financial statements totaled $95,379 and $74,786, respectively.

Audit-Related Fees. The aggregate fees billed by Weaver and Tidwell, L.L.P. for assurance and related services rendered in connection with the Company’s filing of Form 8-K on October 10, 2006 and Form SB-2 on November 8, 2006 were $31,500.

Tax Fees. The aggregate fees billed by Weaver and Tidwell, L.L.P. for the fiscal year ended October 29, 2006 for professional services rendered for tax compliance were $4,200.

All Other Fees. The Company did not incur any such fees from Weaver and Tidwell, L.L.P. or any other public accounting firm during for the fiscal years ended October 29, 2006 and October 30, 2005.

Our Audit Committee has established its pre-approval policies and procedures, pursuant to which the Audit Committee approved the foregoing services provided by Weaver and Tidwell, L.L.P. in 2006.

Signatures

Date	Signature/Title

February 6, 2007	By: /s/ Kenneth R. Griffith
Kenneth R. Griffith President, Chief Executive Officer and Director

February 6, 2007	By: /s/ Christopher C. Domijan
Christopher C. Domijan Executive Vice President, Chief Financial Officer and Secretary

February 6, 2007	By: /s/ Gordon Graves
Gordon Graves Chairman of the Board of Directors

February 6, 2007	By: /s/ David E. Danovitch
David E. Danovitch Director

February 6, 2007	By: /s/ Michael T. Gallagher
Michael T. Gallagher Director

February 6, 2007	By: /s/ Martin A. Keane
Martin A. Keane Director

February 6, 2007	By: /s/ William S. McCalmont
William S. McCalmont Director

February 6, 2007	By: /s/ John J. Schreiber
John J. Schreiber Director

February 6, 2007	By: /s/ James J. Woodcock
James J. Woodcock Director

February 6, 2007	By: /s/ Rexford A. Yeisley
Rexford A. Yeisley Director

Financial Statements

Aces Wired, Inc.
(formerly OEF Corporate Solutions, Inc.)

Consolidated Financial Statements

As of and for the 52-week Periods ended October 29, 2006 and October 30, 2005

Page

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of October 29, 2006 and October 30, 2005	F-3

Consolidated Statements of Operations for the 52-week Periods ended October 29, 2006 and October 30, 2005	F-4

Consolidated Statements of Changes in Stockholders' Equity and Partners' Capital (Deficit) for the 52-week Periods ended October 29, 2006 and October 30, 2005	F-5

Consolidated Statements of Cash Flows for the 52-week Periods ended October 29, 2006 and October 30, 2005	F-6

Notes to Consolidated Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Aces Wired, Inc.

We have audited the accompanying consolidated balance sheets of Aces Wired, Inc. as of October 29, 2006 and October 30, 2005 (the predecessor business) and the related consolidated statements of operations, changes in stockholders’ equity and partners' capital (deficit), and cash flows for the fiscal years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Aces Wired, Inc. at October 29, 2006 and October 30, 2005 (the predecessor business) and the results of their operations and their cash flows for the fiscal years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ WEAVER AND TIDWELL, L.L.P.

Dallas, Texas
February 5, 2007

Aces Wired, Inc.
(formerly OEF Corporate Solutions, Inc.)

Consolidated Balance Sheets

 October 29, 2006 and October 30, 2005

	October 29, 2006	October 30, 2005 (Predecessor Company)
ASSETS
Current assets
Cash and cash equivalents	$7,101,042	$500,616
Restricted cash	250,000	-
Trade accounts receivable, net of provisions for doubtful accounts	801,008	814,172
Inventory, net of valuation provisions	879,154	920,569
Prepaid expenses and other	387,297	89,668
Deferred income tax assets	53,582	31,831
Total current assets	9,472,083	2,356,856

Property and equipment, net of accumulated depreciation and amortization	4,569,361	898,567
Other assets	104,971	58,726
Intangible assets, net of accumulated amortization	1,427,836	80,833
Goodwill	2,913,522	-
Total assets	$18,487,773	$3,394,982

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Current maturities of long-term debt and capitalized lease obligations	$646,718	$-
Trade accounts payable	550,486	102,002
Income taxes payable	332,216	-
Other accrued expenses	509,245	192,075
Total current liabilities	2,038,665	294,077

Long-term debt and capitalized lease obligations, less current maturities	2,157,929	-
Deferred income tax liabilities	263,967	97,803
Total liabilities	4,460,561	391,880
Commitments and contingencies
Stockholders' equity
Series A convertible preferred stock, $.001 par value; 1,612,000 shares
issued and outstanding ($8,060,000 liquidation preference)	1,612	-
Common stock, $.001 par value; 8,000,019 shares issued and outstanding	8,000	-
Common stock, $1.00 par value; 403 shares issued and outstanding	-	403
Additional paid-in capital	16,128,690	-
Retained earnings (accumulated deficit)	(2,111,090)	3,002,699
Total stockholders' equity	14,027,212	3,003,102
Total liabilities and stockholders' equity	$18,487,773	$3,394,982

See accompanying Notes to Consolidated Financial Statements.

Aces Wired, Inc.
(formerly OEF Corporate Solutions, Inc.)

Consolidated Statements of Operations

For the 52-week Periods ended October 29, 2006 and October 30, 2005

	52-week Period ended
	October 29, 2006	October 30, 2005 (Predecessor Company)
Revenues
Bingo supply and services	$15,489,201	$14,895,186
Gaming amusement centers	2,554,254	-
	18,043,455	14,895,186
Less promotional allowances	109,588	-
Net revenues	17,933,867	14,895,186
Expenses
Cost of sales - bingo supply and services	8,624,657	8,530,851
Operating expenses - bingo supply and services	3,580,215	3,553,851
Operating expenses - gaming amusement centers	2,249,401	-
Share-based compensation	3,620,657	-
Corporate overhead	3,332,133	2,449,870
Depreciation and amortization	889,653	330,774
Total expenses	22,296,716	14,865,346
Operating income (loss)	(4,362,849)	29,840
Other income (expense)
Interest income	28,003	9,763
Interest expense	(141,048)	-
Other, net	6,981	31,831
Total other income (expense), net	(106,064)	41,594
Income (loss) before income taxes	(4,468,913)	71,434
Income tax expense	631,671	26,143
Net income (loss)	$(5,100,584)	$45,291
Net income (loss) per common stock share:
Basic	$(0.73)	$0.01
Diluted	$(0.73)	$0.01
Weighted average number of common stock shares outstanding:
Basic	6,974,496	6,831,733
Diluted	6,974,496	6,874,706

See accompanying Notes to Consolidated Financial Statements.

Aces Wired, Inc.
(formerly OEF Corporate Solutions, Inc.)

Consolidated Statements of Changes in Stockholders' Equity and Partners' Capital (Deficit)

For the 52-week Periods ended October 29, 2006 and October 30, 2005

	Series A convertible		Additional	Retained earnings /	Partners' capital (deficit)			Total
	preferred stock	Common stock	paid-in capital	accumulated deficit	General partner	Limited partners	Total	ownership interests
Balance at October 31, 2004
K&B Sales, Inc. (Predecessor Company)	$-	$403	$-	$2,957,408	$-	$-	$-	$2,957,811
Net income for the 52-week period ended October 30, 2005	-	-	-	45,291	-	-	-	45,291
Balance at October 30, 2005	-	403	-	3,002,699	-	-	-	3,003,102
Net loss for the 52-week period ended October 29, 2006	-	-	-	(5,100,584)	-	-	-	(5,100,584)
Goodtime Action Amusement Partners, L.P. (Goodtime)	-	-	-	-	(1)	(13,207)	(13,208)	(13,208)
Capital contributions	-	-	-	-	200	667,401	667,601	667,601
Issuance of equity interest in K&B Sales, Inc. to acquire Aces Wired, LLC	-	-	4,490,000	-	-	-	-	4,490,000
Issuance of partnership interests in Goodtime to acquire K&B Sales, Inc.	-	(403)	(4,490,000)	(3,002,699)	-	7,493,102	7,493,102	-
Reverse stock split (OEF Corporate Solutions, Inc.)	-	336	(336)	-	-	-	-	-
Exchange of 7,623,580 shares of common stock for 100% ownership interest in Goodtime	-	7,624	5,150,377	2,989,494	(199)	(8,147,296)	(8,147,495)	-
Sale of 1,612,000 shares of Series A convertible preferred stock, net of issuance costs	1,612	-	6,941,782	-	-	-	-	6,943,394
Issuance of options to acquire 322,400 shares of Series A convertible preferred stock	-	-	399,250	-	-	-	-	399,250
Issuance of 40,000 shares of common stock for services received	-	40	149,960	-	-	-	-	150,000
Share-based compensation	-	-	3,470,657	-	-	-	-	3,470,657
Excess tax benefit from issuance of common stock shares for services	-	-	17,000	-	-	-	-	17,000
Balance at October 29, 2006	$1,612	$8,000	$16,128,690	$(2,111,090)	$-	$-	$-	$14,027,212

See accompanying Notes to Consolidated Financial Statements.

 Aces Wired, Inc.
(formerly OEF Corporate Solutions, Inc.)

Consolidated Statements of Cash Flows

For the 52-week Periods ended October 29, 2006 and October 30, 2005

	52-week Period ended
		October 30, 2005
	October 29, 2006	(Predecessor Company)

Cash Flows from Operating Activities
Net income (loss)	$(5,100,584)	$45,291
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Share-based compensation	3,620,657	-
Depreciation and amortization of property and equipment	683,256	311,607
Amortization of intangible assets	206,397	19,167
Provision for doubtful accounts receivable	38,331	52,585
Inventory valuation provision	228,919	142,208
Deferred income taxes	144,413	(37,122)
Other, net	10,763	(2,077)
Changes in operating assets and liabilities:
Trade accounts receivable	(13,447)	(203,204)
Inventory	(187,504)	50,342
Prepaid expenses and other current assets	(206,889)	7,218
Other assets	(83,827)	-
Trade accounts payable	51,808	15,131
Income taxes payable	332,216	-
Accrued expenses and other liabilities	286,476	(21,303)
Net cash provided by operating activities	10,985	379,843
Cash Flows from Investing Activities
Proceeds from sales of property and equipment	36,784	8,971
Cash acquired in business acquisition	35,221	-
Cash surrender value of officer life insurance policy	34,315	(8,110)
Acquisitions of property and equipment	(3,641,375)	(420,352)
Acquisition of business	-	(235,614)
Net cash used in investing activities	(3,535,055)	(655,105)
Cash Flows from Financing Activities
Proceeds from issuance of Series A convertible preferred stock	8,060,000	-
Proceeds from issuance of notes payable to related parties	1,599,900	-
Proceeds from sales and leaseback transactions	1,357,505	-
Proceeds from borrowings under bank credit facility	1,000,000	-
Capital contributions to partnerships	667,601	-
Excess tax benefit from issuance of common stock for services	17,000	-
Repayments of debt and capital lease obligations	(1,860,154)	(2,103)
Series A convertible preferred stock issuance costs	(717,356)	-
Net cash provided by (used in) financing activities	10,124,496	(2,103)
Net increase (decrease) in cash and cash equivalents	6,600,426	(277,365)
Cash and cash equivalents - beginning of the period	500,616	777,981
Cash and cash equivalents - end of the period	$7,101,042	$500,616
Supplemental disclosures of cash flows:
Cash paid during the period for interest	$22,977	$40
Cash paid during the period for income taxes	$25,000	$25,084

See accompanying Notes to Consolidated Financial Statements.

Aces Wired, Inc.
(formerly OEF Corporate Solutions, Inc.)

Notes to Consolidated Financial Statements

1. Business, Organization and Basis of Presentation

Aces Wired, Inc. (Aces Wired or the Company) is the parent company of Goodtime Action Amusement Partners, L.P. (Goodtime). As further described in Note 2 and Note 4, Goodtime, a gaming and recreation company, was created on October 31, 2005 in a business combination with K&B Sales, Inc. (K&B) and Aces Wired, LLC (AWLLC). K&B distributes electronic bingo games and related equipment, supplies, and branded pull tabs to charity bingo licensees throughout the state of Texas and has been in business for over 28 years. AWLLC was organized in June 11, 2004 and currently operates in the Amusement-With-Prize (AWP) gaming market in Texas where it utilizes its exclusive and proprietary financial redemption/player card system (called the Ace Advantage Card system). This system allows the Company’s gaming patrons to use their winnings for future redemptions for non-cash merchandise from participating merchants who accept debit cards. As of October 29, 2006, the Company operated approximately 180 AWP machines in its five gaming amusement centers in Texas and is a joint operator in a sixth center with the Ysleta Del Sur Pueblo Tribe of Tigua Indians (the Tigua Indian Tribe) in El Paso, Texas. The Company is based in Dallas, Texas.

The Company was incorporated in Nevada in December 2001 under the name OEF Corporate Solutions, Inc. (OEF) and provided EDGAR (electronic data gathering, analysis and retrieval) services to companies that file reports with the U.S. Securities and Exchange Commission (SEC) from its inception until October 4, 2006. On October 4, 2006, and pursuant to the terms of the Agreement Concerning the Exchange of Securities among the Company, Goodtime, the partners of Goodtime and the members of Goodtime’s general partner, Amusement Innovation Partners, LLC (AIP), the Company exchanged 7,623,580 shares of its common stock with the partners and members of Goodtime and AIP for all of the outstanding ownership interests of Goodtime and AIP. As a result of the exchange, Goodtime became the Company’s wholly-owned subsidiary, and the former partners and members of Goodtime and AIP collectively became the beneficial owners of approximately 95.3% of the issued and outstanding common stock shares of the Company. OEF had no meaningful operations and no assets or liabilities immediately prior to the exchange and its stockholders retained approximately 4.2% of the issued and outstanding common stock shares of the Company as of the date of the acquisition.

Although the Company is the legal parent company, its acquisition of Goodtime was accounted for as a reverse acquisition whereby Goodtime was considered to be the accounting acquirer and continuing entity for financial reporting purposes and no goodwill or intangible assets were recorded. Accordingly, these consolidated financial statements have been prepared as if Goodtime had always been the reporting entity and then on October 4, 2006 was recapitalized and changed its name to Aces Wired, Inc., the successor company of OEF.

As used in this report, the terms “Aces Wired” and “Company” refer to: (i) the financial position, results of operations and cash flows of K&B Sales, Inc. only as of and for the 52-week period ended October 30, 2005; and (ii) the financial position, results of operations and cash flows of Aces Wired, Inc. and its consolidated subsidiaries, including K&B Sales, Inc., as of and for the 52-week period ended October 29, 2006.

2. Goodtime

Goodtime, a Texas limited partnership, was formed on September 26, 2005, and on October 31, 2005, it acquired 100% of the issued and outstanding common stock shares of K&B and 100% of the outstanding ownership interests in AWLLC. When the Company acquired Goodtime on October 4, 2006, the stockholders of K&B and the members of AWLLC had partnership interests of approximately 42.6% each in Goodtime, after certain amendments to the partnership agreement diluted their original interests in Goodtime.

As is described in more detail in Note 4, Goodtime’s acquisition of K&B and AWLLC was accounted for as a business combination pursuant to Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations” (SFAS 141). Due to the significance of K&B’s financial position and operations as of October 31, 2005 compared to the financial position and operations of Goodtime and AWLLC as of that date, K&B was considered to be the accounting acquirer and predecessor company of Goodtime, and the financial statements of K&B are the financial statements of Goodtime and consequently of the Company as of and for the 52-week period ended October 30, 2005.

Aces Wired, Inc.
(formerly OEF Corporate Solutions, Inc.)

Notes to Consolidated Financial Statements

3. Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements as of and for the 52-week period ended October 29, 2006 include the accounts of Aces Wired and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated. As discussed in Note 1 and Note 2, the financial statements as of and for the 52-week period ended October 30, 2005 are those of K&B only.

OEF previously reported its financial results on a calendar year basis. Its results of operations for the period January 1, 2006 through the date of the reverse acquisition were inconsequential and are not included in the Company’s consolidated statement of operations for the 52-week period ended October 29, 2006.

Fiscal Year

The Company’s fiscal year generally ends on the last Sunday in October. This fiscal year creates better comparability of the Company’s quarterly results of operations by usually having an equal number of weeks (13) and weekend days (26) in each quarter. This convention periodically necessitates a 53-week fiscal year. As used hereinafter in the Notes to these financial statements, fiscal year 2006 refers to the 52-week period ended October 29, 2006, and fiscal year 2005 refers to the 52-week period ended October 30, 2005.

Use of Estimates

The preparation of consolidated financial statements in conformity with the accounting principles generally accepted in the United States of America requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. The Company continually evaluates these estimates, including those related to its provisions for doubtful trade accounts receivable and obsolete and excess inventory, useful lives for depreciable and amortizable tangible and intangible assets, impairment of long-lived assets including intangible assets and goodwill, income taxes and litigation. These estimates are based on historical information and experience, information that is currently available to the Company, and on various other assumptions that the Company believes to be reasonable considering the circumstances related to and the character of such estimates. Actual results could vary from those estimates, and those variances might be significant.

Reclassifications

Certain financial statement amounts for fiscal year 2005 have been reclassified to conform to the presentation for fiscal year 2006.

Revenue Recognition

The sale of bingo supplies to customers is recognized when the products are shipped to the Company’s customers. Revenue from the rentals of electronic bingo systems to customers is recognized on a revenue-sharing basis pursuant to the terms of certain agreements the Company has with the vendors who provide such bingo systems to the Company.

The Company generally allows its customers 60 days after the date of sale to return bingo supplies for credit on their account, which customer returns are recognized as reductions in sales. Amounts billed to customers for shipping and handling are included in sales, whereas the costs incurred by the Company for shipping and handling are included in cost of sales. Additionally, the Company recognizes rebates and incentives it gives to its customers as reductions in sales and recognizes rebates and incentives it receives from its vendors as reductions in cost of sales.

The revenue from the operations of the Company’s and the El Paso gaming amusement centers is derived from the play on the centers’ AWP machines. Such gaming revenue is in turn the cash value of the difference (the hold) between the credits wagered by and the credits won by the Company’s gaming patrons. The Company’s revenue from the gaming amusement center in El Paso, Texas, where the Company is a joint operator with the Tigua Indian Tribe, is 40% of the hold after certain adjustments. Promotional allowances, consisting mostly of direct mail and newspaper coupons and entitlement programs, provide the Company’s gaming patrons with free play credits and are recognized as reductions in operating revenues when such promotional allowances are redeemed.

Aces Wired, Inc.
(formerly OEF Corporate Solutions, Inc.)

Notes to Consolidated Financial Statements

The Company pays fees to certain software vendors for the use of their games on its AWP machines and for related data processing and other services, which fees are based on the hold derived from the respective games. The rates for these fees range from 6% to 9.2% of the hold and are included in operating expenses - gaming amusement centers in the accompanying statement of operations for fiscal year 2006.

Advertising and Promotional Costs

Advertising and promotional costs are expensed in the period incurred and were $283,613 and $74,329 for fiscal years 2006 and 2005, respectively.

Earning (Loss) per Share

Earnings (loss) per common stock share is computed pursuant to the provisions of SFAS No. 128, “Earnings Per Share” (SFAS 128). Under SFAS 128, basic earnings (loss) per common stock share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common stock shares outstanding during the period, excluding unvested restricted common stock. Diluted earnings (loss) per common stock share reflects the additional dilution for all potentially dilutive securities such as unvested restricted common stock and convertible preferred stock.

As is discussed in Note 1, the Company’s acquisition of Goodtime on October 4, 2006 was accounted for as a reverse acquisition, or recapitalization, of Goodtime. Accordingly, the computations of basic and diluted income (loss) per common stock share for fiscal years 2006 and 2005 are based on the premise that the Company acquired Goodtime on the first day of each of the two subject periods. Additionally, in connection with the acquisition of Goodtime, approximately 1.1 million shares collectively of restricted common stock were granted to certain of the Company’s officers, certain employees and all of its non-employee directors. For the purposes of computing basic and diluted earnings (loss) per common stock share for fiscal years 2006 and 2005, it was assumed that such restricted common stock shares vested on and pursuant to their actual vesting dates and terms.

	Fiscal Year
	2006	2005
Numerator:
Net income (loss) - Basic and Diluted	$(5,100,584)	$45,291
Denominator:
Weighted average common stock shares outstanding - Basic	6,974,496	6,831,733
Restricted common stock shares	-	42,973
Weighted average common stock shares outstanding - Diluted	6,974,496	6,874,706
Net income (loss) per common stock share:
Basic	$(0.73)	$0.01
Diluted	$(0.73)	$0.01

Approximately 823,000 unvested restricted common stock shares and 1.612 million common stock shares related to convertible preferred stock are not included in the computation of diluted loss per common stock share for fiscal year 2006 because their inclusion would be antidilutive. Other than the restricted common stock shares, there were no other potentially dilutive securities outstanding during fiscal year 2005.

For additional information regarding the restricted common stock shares and the convertible preferred stock, see Note 6 and Note 12, respectively.

Aces Wired, Inc.
(formerly OEF Corporate Solutions, Inc.)

Notes to Consolidated Financial Statements

Impairment of Long-Lived Assets

The Company evaluates its property and equipment and other long-lived tangible and amortizable intangible assets for impairment pursuant to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Such evaluations are made annually or whenever circumstances indicate that the carrying values of any of the Company’s long-lived assets might be impaired. If an indicator of impairment exists, the estimated undiscounted net cash flows associated with the future use and eventual disposition of the long-lived asset are compared to the carrying value of that asset. If such undiscounted cash flows exceed the carrying value of the long-lived asset, the asset is not considered to be impaired. Conversely, if the undiscounted cash flows are less than the carrying value of the long-lived asset, the asset is considered to be impaired, and a resultant impairment loss is measured at fair value as of the date such determination is made. At both October 29, 2006 and October 30, 2005, there were no indications that any of the Company’s long-lived assets subject to SFAS 144 were impaired.

Cash and Cash Equivalents

The Company considers all investments purchased with a then remaining maturity of three months or less to be cash equivalents.

Restricted Cash

Restricted cash as of October 29, 2006 consisted of a non-interest bearing account held and controlled by the bank that sponsors the Company’s financial redemption/player cards. Pursuant to the terms of the subject agreement, the bank elected to terminate the agreement early on December 31, 2006 and consequently must release the restricted funds to the Company no later than March 31, 2007, subject to the provisions of the agreement.

On October 10, 2006, the Company entered into a five-year sponsorship agreement with another bank, under which agreement the Company is required to maintain a similar restricted bank account in an amount not less than $10,000.

Trade Accounts Receivable

The Company considers the collection of trade accounts receivables to be doubtful when such receivables are unpaid for 60 or more days from the date of sale. Receivables that are ultimately deemed to be uncollectible are charged to the provision for doubtful trade accounts receivable, whereas recoveries of accounts previously written off are credited to bad debt expense. The Company’s provisions for doubtful trade accounts receivable were $114,142 and $93,620 as of October 29, 2006 and October 30, 2005, respectively.

Inventory

Inventory consists of bingo related supplies held for resale and is valued at the lower of average cost or market value. The Company had provisions for obsolete and excess inventory of $145,027 and $142,209 at October 29, 2006 and October 30, 2005, respectively.

Prepaid Expenses and Other

Prepaid expenses and other consisted of the following amounts as of October 29, 2006 and October 30, 2005.

	October 29,	October 30,
	2006	2005
Licenses and royalties	$142,530	$-
Insurance	140,514	19,907
Professional services	49,533	-
Income taxes receivable	-	29,132
Receivable from related party	-	18,126
Other	54,720	22,503
	$387,297	$89,668

Aces Wired, Inc.
(formerly OEF Corporate Solutions, Inc.)

Notes to Consolidated Financial Statements

Property and equipment

Property and equipment are stated at cost and consisted of the following amounts as of October 29, 2006 and October 30, 2005.

	October 29, 2006	October 30, 2005	Estimated useful life (years)
Furniture, fixtures and equipment	$3,373,765	$1,520,660	3 to 10
Vehicles	742,041	687,605	5
Capitalized software	382,703	-	5
Improvements to leased facilities	338,482	67,852	5 to 20
Building and improvements	-	33,685	20
	4,836,991	2,309,802
Less accumulated depreciation and amortization	(1,900,709)	(1,411,235)
	2,936,282	898,567
Equipment under capitalized lease obligations	1,337,398	-	4
Less accumulated amortization	(78,072)	-
	1,259,326	-
Equipment purchase deposits and construction work in progress	373,753	-
Property and equipment, net	$4,569,361	$898,567

Depreciation and amortization are provided for on a straight-line basis over the lesser of the estimated useful lives of the assets or the lease terms, including periods for which renewals of the leases are reasonably assured. Residual values for all of the Company’s property and equipment, including equipment under capitalized lease obligations, are assumed to be zero at the end of their depreciable lives. Costs for the routine maintenance and repairs of property and equipment, inclusive of materials and services, are expensed as incurred. Modifications that significantly enhance the functionality and/or extend the useful economic lives of property and equipment are capitalized and depreciated over the remaining useful lives of the assets or lease terms, as applicable. Gains and losses on the disposals of property and equipment are included in other income (expense), net in the accompanying consolidated statements of operations and were not significant for either fiscal year 2006 or fiscal year 2005.

Other Accrued Expenses

Other accrued expenses consisted of the following amounts as of October 29, 2006 and October 30, 2005.

	October 29, 2006	October 30, 2005
Payroll	$114,518	$-
Professional fees	85,000	-
State franchise taxes	83,910	9,387
Rentals for electronic bingo games	77,053	73,455
Property taxes	55,538	59,020
Customer rebates	3,545	29,576
Other	89,681	20,637
	$509,245	$192,075

Recent Accounting Pronouncements

As is discussed in Note 6, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R), during fiscal year 2006. Other recent accounting pronouncements that the Company has adopted or will be required to adopt in the future are summarized below.

Aces Wired, Inc.
(formerly OEF Corporate Solutions, Inc.)

Notes to Consolidated Financial Statements

In May 2005, the Financial Accounting Standards Board (FASB) issued SFAS No. 154, "Accounting Changes and Error Corrections" (SFAS 154), which replaces Accounting Principles Board (APB) Opinion No. 20, "Accounting Changes," and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements - An Amendment of APB Opinion No. 28." SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections, and it establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company adopted SFAS 154 in the first quarter of fiscal year 2007 and does not expect it to have a material impact on its consolidated results of operations and financial condition.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" (SFAS 157). SFAS 157 provides guidance for using fair value to measure assets and liabilities. SFAS 157 addresses the requests from investors for expanded disclosure about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and will be adopted by the Company in the first quarter of fiscal year 2009. The Company is unable at this time to determine the effect that its adoption of SFAS 157 will have on its consolidated results of operations and financial condition.

In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109" (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing the recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The cumulative effects, if any, of applying FIN 48 will be recorded as an adjustment to retained earnings as of the beginning of the period of adoption. FIN 48 is effective for fiscal years beginning after December 15, 2006, and the Company is required to adopt it in the first quarter of fiscal year 2008. The Company is currently evaluating the effect that the adoption of FIN 48 will have on its consolidated results of operations and financial condition and is not currently in a position to determine such effects, if any.

In June 2006, the FASB ratified Emerging Issues Task Force (EITF) Issue No. 06−3 (EITF 06-3), “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation).” EITF 06−3 applies to any tax assessed by a governmental authority that is directly imposed on a revenue producing transaction between a seller and a customer. EITF 06−3 allows companies to present taxes either gross within revenue and expense or net. If taxes subject to this issue are significant, a company is required to disclose its accounting policy for presenting taxes and the amount of such taxes that are recognized on a gross basis. The Company currently presents such taxes net. EITF 06−3 is required to be adopted during the first quarter of fiscal year 2008. These taxes are currently not material to the Company’s consolidated financial statements.

In September 2006, the FASB issued FASB Staff Position No. FAS 13-1 (As Amended), “Accounting for Rental Costs Incurred during a Construction Period” (FAS 13-1). This position requires a company to recognize as rental expense the rental costs associated with a ground or building operating lease during a construction period, except for costs associated with projects accounted for under SFAS No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects.” FAS 13-1 is effective for reporting periods beginning after December 15, 2005 and was adopted by the Company in the first quarter of fiscal year 2007. The Company’s adoption of FAS 13-1 will not materially affect its consolidated results of operations and financial position.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" (SAB 108). SAB 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 establishes an approach that requires quantification of financial statement errors based on the effects of each on a company's balance sheet and statement of operations and the related financial statement disclosures. Early application of the guidance in SAB 108 is encouraged in any report for an interim period of the first fiscal year ending after November 15, 2006, and will be adopted by the Company in the first quarter of fiscal year 2007. The Company does not expect the adoption of SAB 108 to have a material impact on its consolidated results of operations and financial condition.

4. Business Combinations

Goodtime

In September 2005, the stockholders of K&B and the owners of AWLLC formed Goodtime for the purpose of merging K&B and AWLLC. K&B, the oldest supplier of bingo supplies and electronic bingo games in Texas, was considered to be an efficient and cost effective way to quickly expand AWLLC’s AWP business in Texas primarily by utilizing K&B’s relationships with bingo center operators throughout the state and K&B’s name recognition. On October 31, 2005, Goodtime acquired all of the issued and outstanding common stock shares of K&B and all of the ownership interests in AWLLC, and in exchange the common stockholders of K&B and the owners of AWLLC each received 50% partnership interests in Goodtime prior to subsequent dilution of those interests. The merger was accounted for as a business combination pursuant to SFAS 141. Due principally to the significance of its financial position and results of operations compared to those of Goodtime and AWLLC at the date of the merger, K&B was considered to be the accounting acquirer of AWLLC, and concurrent with its acquisition of AWLLC, K&B merged with and into Goodtime. For financial reporting purposes, K&B is considered to be the predecessor company of Goodtime due to the insignificance of Goodtimes’s financial position and operations prior to the merger.

Aces Wired, Inc.
(formerly OEF Corporate Solutions, Inc.)

Notes to Consolidated Financial Statements

Based on the terms of the merger agreement, K&B effectively acquired 100% of the ownership interests in AWLLC in exchange for 50% of the equity interests in K&B. Accordingly, the total consideration given by K&B to acquire AWLLC was determined to be 50% of the fair value of K&B as of October 30, 2005, or $4.49 million, which valuation was done on an enterprise value basis by an independent valuation firm engaged by management. K&B also incurred direct acquisition costs of $60,000 in connection with the transaction. The following table summarizes the fair values allocated to AWLLC’s tangible and intangible assets and liabilities as of October 30, 2005, which fair values were determined by management with the assistance of the same independent valuation firm that appraised K&B.

Cash	$35,221
Restricted cash	250,000
Other current assets	91,999
Property and equipment	687,391
Intangible asset	669,000
Goodwill	2,913,522
Total assets acquired	4,647,133
Liabilities assumed	(97,133)
Total consideration paid	$4,550,000

The intangible asset of $669,000 relates to a favorable contract to provide electronic games to the Company for its AWP business and is amortized on a straight-line basis over five years. Goodwill of $2.9 million was recognized in the business combination and represents the total consideration given by K&B in excess of the fair values of the net assets it received from AWLLC.

The following table presents an unaudited condensed pro forma statement of operations as if the Company had acquired AWLLC on the first day of fiscal year 2005.

Fiscal Year 2005
Revenues	$14,926,498
Loss from operations	(1,057,520)
Loss before income taxes	(1,015,926)
Loss from discontinued operations	(686,861)
Net loss	(1,439,848)
Net loss per common stock share:
Basic and Diluted	$(0.21)
Weighted average common stock shares outstanding:
Basic and Diluted	6,831,733

Other Business Acquisitions

Certain of the Company’s subsidiaries made the following business acquisitions during fiscal years 2006 and 2005. These business acquisitions, either individually or collectively, were not material to the Company’s consolidated results of operations and financial position for the respective periods.

In March 2006, a subsidiary of the Company acquired the assets of an entity that provided the subsidiary with certain data processing services that support the financial redemption/player card system used in the Company’s AWP business. Total consideration given for this acquisition was $900,000 and consisted of long-term debt and other liabilities assumed by the subsidiary. In exchange, the subsidiary received an intangible asset (proprietary computer software) and property and equipment with fair values of $884,000 and $16,000, respectively. The fair value of the intangible asset was determined by management as the present value of the future savings the Company will realize by performing the data processing internally.

Aces Wired, Inc.
(formerly OEF Corporate Solutions, Inc.)

Notes to Consolidated Financial Statements

In November 2004, K&B acquired certain assets from a competitor for cash consideration of $235,614 and in return received inventory of $118,958, transportation equipment of $16,656 and a customer list valued at $100,000. The fair values of the assets received were determined by K&B’s management.

5. Intangible Assets and Goodwill

The fair values, net book values and estimated useful lives of the Company’s intangible assets as of October 29, 2006 and October 30, 2005 are presented in the following tables.

	As of October 29, 2006
	Fair value at acquisition	Accumulated amortization	Net book value	Useful life (years)
Proprietary computer software	$884,400	$(53,035)	$831,365	10
Favorable electronic games contract	669,000	(133,360)	535,640	5
Customer list	100,000	(39,169)	60,831	5
	$1,653,400	$(225,564)	$1,427,836

	As of October 30, 2005
	Fair value at acquisition	Accumulated amortization	Net book value	Useful life (years)
Customer list	$100,000	$(19,167)	$80,833	5

Expense related to the amortization of the Company’s intangible assets was $206,397 and $19,167 for fiscal years 2006 and 2005, respectively, and is included in depreciation and amortization in the accompanying consolidated statements of operations for those two periods. The estimated future amortization expense as of October 29, 2006 of the Company’s intangible assets is as follows.

Fiscal year
2007	$241,452
2008	245,635
2009	241,986
2010	221,686
2011	88,088
Thereafter	388,989
$1,427,836

Goodwill will be tested at least annually for impairment using a “two step” process pursuant to SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). The first step of the test is to identify a potential impairment. The second step of the test is measure the amount of the impairment loss, if required, at fair value. Management reviewed the carrying values of goodwill and the useful lives of its intangible assets pursuant to the applicable provisions of SFAS 142 and concluded that as of October 29, 2006 and October 30, 2005, the carrying value of goodwill was not impaired nor was there any need to adjust the remaining useful lives for its intangible assets subject to amortization, as applicable. In the event that the Company determines that the carrying value of goodwill is impaired, the Company will recognize an accounting charge for the fair value amount of the impairment during the reporting period in which such determination is made. Changes in the estimated useful lives of intangible assets subject to amortization, if any, will be accounted for prospectively over such revised useful lives.

The carrying values of the Company’s intangible assets subject to amortization are tested annually or whenever circumstances indicate that impairment might exist. Management reviewed the carrying values of its intangible assets pursuant to the applicable provisions of SFAS 144 and concluded that as of October 29, 2006 and October 30, 2005, the carrying values of its intangible assets were not impaired.

Aces Wired, Inc.
(formerly OEF Corporate Solutions, Inc.)

Notes to Consolidated Financial Statements

6. Share-Based Compensation

SFAS 123R

In December 2004, the FASB issued SFAS 123R, which superseded APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and replaces SFAS 123, “Accounting for Stock-Based Compensation” (SFAS 123), as amended. SFAS 123R is effective for public entities that file as small business issuers at the beginning of the first interim or annual reporting period that begins after December 15, 2005. The Company, however, adopted SFAS 123R for its fiscal year ended October 29, 2006 in connection with the modification on October 4, 2006 of certain then outstanding liability awards, which modification and liability awards are described in more detail below. Prior to its adoption of SFAS 123R, the Company had accounted for the liability awards pursuant to the applicable provisions of SFAS 123.

SFAS 123R requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of such awards on the dates they are granted. The fair value of the awards is estimated using option-pricing models for grants of stock options or the fair value at the measurement date for awards of stock. The resultant cost is recognized as compensation expense over the period of time during which an employee is required to provide services to the company (the service period) in exchange for the award, the service period generally being the vesting period of the award. Under SFAS 123R, the issuance of equity instruments to non-employees (other than non-employee directors) in exchange for goods and services is measured at the fair value of either the goods and services received or the equity instruments exchanged, whichever is more reliably measurable, and the resultant compensation cost is recognized in the periods in which the goods and services are received.

SFAS 123R also amends SFAS No. 95, “Statement of Cash Flows” (SFAS 95), such that the benefits realized for tax deductions in excess of deferred income tax assets resulting from recognized stock compensation expense are reported as financing cash flows rather than as operating cash flows. During fiscal year 2006, the Company realized excess tax benefits of $17,000 from the book and tax basis difference related to shares of its common stock issued for services. This amendment to SFAS 95 is not applicable to the Company for all reporting periods ended prior to October 29, 2006.

As of October 29, 2006, the Company’s only share-based compensation plan related to the grants on October 4, 2006 of approximately 1.1 million shares of restricted common stock to certain of its officer, certain employees and all of its non-employee directors.

Restricted Common Stock

On September 26, 2005, Goodtime’s partnership agreement was amended such that two of the Company’s officers were each granted a 5% non-voting profit interest in Goodtime. The profit interests vested from the date of the grant through March 31, 2007 and included a market condition such that the officers participated only in certain defined cash distributions of the partnership in excess of $16 million. On July 28, 2006, Goodtime’s partnership agreement was amended again such that certain of the Company’s employees and all of its non-employee directors were collectively granted an approximate 5.3% non-voting profit interest in Goodtime. These profit interests vested from the date of the grant through August 3, 2008 and included a market condition such that the employees and non-employee directors participated only in certain defined cash distributions of the partnership in excess of $30 million. Prior to its adoption of SFAS 123R, the Company had accounted for the profit interests in Goodtime as liability awards pursuant to SFAS 123 using the intrinsic value based method, but had not recognized any compensation expense prior to its acquisition of Goodtime as neither of the subject market conditions had been satisfied.

When the Company acquired Goodtime on October 4, 2006, the profit interests in Goodtime were exchanged for approximately 1.1 million shares of the Company’s restricted common stock shares. These restricted common stock shares vest (graded vesting) over the same respective periods as had the profit interests in Goodtime but are not subject to market conditions. The Company accounted for the exchange of the profit interests in Goodtime for the restricted common stock shares as a modification of an award pursuant to SFAS 123R.

Aces Wired, Inc.
(formerly OEF Corporate Solutions, Inc.)

Notes to Consolidated Financial Statements

SFAS 123R provides guidance on the accounting for various types of modifications, including modifications of awards that result in a reclassification of the award to an equity award from a liability award (the grants of the restricted common stock shares are accounted for as equity awards as settlement of the awards was and will be in shares of the Company’s common stock). Generally speaking, and subject to certain limitations, when an award is modified, the entity is deemed to have repurchased the original award by issuing a new award of equal or greater value and incurs additional compensation cost for any incremental value of the new award. The incremental value, if any, is in turn determined by valuing the award immediately preceding and following its modification, and the total amount of compensation expense recognized must be at least equal to the fair value of the original award unless there are changes to the estimated number of awards expected to vest due to the modification. The Company does not expect any forfeitures of the restricted common stock shares prior to their becoming fully vested.

The Company valued the grant of the restricted common stock shares at $5.00 per share (or approximately $5.6 million in total) based on the fact that as a condition precedent to its acquisition of Goodtime, the Company was required to and sold in a private placement approximately 1.6 million shares of its Series A convertible preferred stock at $5.00 per share. Each share of the preferred stock is convertible into one share of the Company’s common stock, and the holders of the Series A preferred stock are not entitled to regular dividends. See Note 12 for additional disclosures regarding the Series A convertible preferred stock.

Under SFAS 123R, additional compensation cost resulting from the modification of an award is recognized in the reporting period in which the modification occurs. As the Company had not recognized any compensation cost associated with the profit interests granted in Goodtime prior to the modification of those awards on October 4, 2006, the Company recognized compensation cost of approximately $3.5 million (or $0.50 per basic and diluted net loss per common stock share) during fiscal year 2006 resulting primarily from such modification. Compensation cost related to the restricted common stock shares is recognized based on the respective graded vesting terms of the restricted shares rather than on a straight-line basis. The Company estimates that it will recognize additional compensation cost associated with the future vesting of the restricted common stock shares of approximately $1.7 million in fiscal year 2007 and $0.4 million in fiscal year 2008.

Other Share-Based Compensation

In June 2006, the Company entered into an agreement with an entity for consulting services. Pursuant to the terms of the agreement, the Company paid cash consideration and issued 40,000 shares of its common stock with a fair value of $150,000, which fair value was measured at the beginning of the service agreement, and is included in share-based compensation in the accompanying consolidated statement of operations for fiscal year 2006.

7. Financial Instruments and Credit Risk

The fair value of the Company’s long-term debt as of October 29, 2006 was approximately $1.65 million compared to a carrying value on that date of approximately $1.60 million. The fair values were estimated using discounted cash flows and discount rates based primarily on the interest rate generally charged under the Company’s bank credit facility for secured borrowings.

The carrying amounts as of October 29, 2006 approximated the fair values as of that date for the Company’s cash and cash equivalents, restricted cash, trade and other accounts receivable and accounts payable due to the high turnover and short-term maturities of these assets and liabilities.

Financial instruments which potentially subject the Company to credit risk include certain cash and cash equivalent deposits and trade accounts receivable. The Company maintains its cash and cash equivalent deposit accounts with local and other U.S. domestic banks. These deposit accounts are on demand accounts to minimize risk, but oftentimes the account balances exceed the federally insured limit of $100,000 per financial institution. The Company has never incurred losses related to the failure of a financial institution and believes that it was not so at risk as of October 29, 2006 due to the financial strength of the institutions in which the Company maintains its cash and cash equivalent deposit accounts. The Company’s trade accounts receivable consist of uncollateralized receivables from K&B’s customers. Management routinely assesses the creditworthiness and credit history of K&B’s customers and establishes credits limits, and in some cases the denial of credit, based on these assessments.

Aces Wired, Inc.
(formerly OEF Corporate Solutions, Inc.)

Notes to Consolidated Financial Statements

8. Long-term Debt

The Company’s outstanding long-term debt consisted of the following amounts as of October 29, 2006. The Company had no outstanding long-term debt as of October 30, 2005.

October 29, 2006
Promissory notes payable to related parties, principal and
interest at 4.48% due November 11, 2007	$625,923
Promissory note payable to related party, principal and
interest at 4.64% due January 20, 2008	$621,509
Promissory note payable, interest at 6%, level quarterly
principal and interest payments through September 30, 2007	348,495
$1,595,927
Less current maturities	(348,495)
Long-term debt	$1,247,432

The promissory notes payable to related parties consist of three unsecured notes in the aggregate principal amount of $1.2 million. Simple accrued and unpaid interest on the notes totaling $47,432 is included in the respective outstanding balances of the notes as of October 29, 2006. The Company’s relationships with the related parties are described in more detail at Note 14.

The 6% promissory note payable is secured by certain of the Company’s tangible and intangible assets with an aggregate net book value of approximately $0.9 million as of October 29, 2006. There are no financial covenants associated with this obligation.

The Company also has a bank credit facility under which there were no outstanding obligations as of October 29, 2006. Outstanding borrowings at any time under the credit facility are limited to the lesser of $0.9 million or an amount based on the Company’s eligible inventory and eligible accounts receivable, as such terms are defined in the credit facility. Borrowings under the credit facility generally bear variable-rate interest indexed to the prime lending rate plus 1%, which interest is payable monthly. Borrowings may be prepaid early without assessments of prepayment premiums. Outstanding obligations due under the credit facility are secured by certain of the Company’s inventory, accounts receivable and intangible assets, and are guaranteed by one of the Company’s officers/common stockholders. The credit facility includes customary covenants for lending transactions of this type including current ratio and debt/tangible net worth ratio financial covenants. The credit facility expires on April 30, 2007.

Maturities of the Company’s long-term debt as of October 29, 2006 were as follows.

Fiscal year
2007	$348,495
2008	1,247,432
2009	-
2010	-
2011	-
Thereafter	-
$1,595,927

Aces Wired, Inc.
(formerly OEF Corporate Solutions, Inc.)

Notes to Consolidated Financial Statements
9. Leases

Capitalized Lease Obligations

On April 26, 2006 and August 3, 2006, the Company sold and leased back certain of its gaming machines with an aggregate net book value on the respective transaction dates of approximately $1.36 million. Each of the two leases provide for a 48-month noncancelable basic term and provide the Company with options to renew the lease for a 12-month period and to purchase all but not less than all of the equipment for its fair market value at the end of either the basic or renewal terms. The Company accounts for the subject lease agreements as capital leases pursuant to SFAS No. 13, “Accounting for Leases.”

The Company recorded a deferred gain of $20,983 on the April 26, 2006 transaction, which gain is being recognized on a straight-line basis over 48 months as a reduction in the amortization expense of the related capitalized equipment. Amortization of equipment under capitalized lease obligations was $78,072 for fiscal year 2006 and is included in deprecation and amortization in the accompanying consolidated statement of operations for that period. The net book value of the capitalized equipment was $1,259,326 as of October 29, 2006, inclusive of the $18,361 unamortized balance of the deferred gain as of that date.

Operating Leases

The Company leases office and warehouse space in Dallas, Houston, and San Antonio, Texas both directly and indirectly from two of its officers/common stockholders. Rentals are fixed and range from $7,500 per month to $3,500 per month. The leases for the Dallas and San Antonio facilities expire at the end of October 2008, and the lease for the Houston facility expires at the end of January 2010. None of the leases provide for renewal options; however, the Company expects to renew or replace the leases in the normal course of business.

The Company also leases office and warehouse space in Dallas and Lubbock, Texas under an agreement that expires on April 30, 2007 and under two month-to-month agreements.

On September 6, 2006, the Company entered into a lease agreement for corporate office space in Dallas with a basic term of 39 months. The lease provides for free rent during the first three months of the lease with scheduled increases thereafter in the rentals from approximately $5,500 per month for the fourth through the fifteenth months of the lease to approximately $6,300 per month during the final 12 months of the lease. The Company also has a one-time option to terminate the lease on June 30, 2008 upon payment of a termination fee. The Company occupied this facility on November 1, 2006.

As of October 29, 2006, the Company leased space for six amusement gaming centers in Corpus Christi (two centers), Ft. Worth, Amarillo, Killeen and Copperas Cove, Texas. The basic terms for these leases range from 12 months to 60 months, and certain of the leases provide the Company with options to extend the leases for periods ranging from 90 days to two consecutive 60-month periods. The Company also has options to terminate early most of these leases by providing the lessors with advanced written notice of such intent and/or if the Company is precluded by regulatory reasons from operating its amusement gaming business at those locations. Under certain of the leases, the Company is required pay fees if the leases are terminated for any reason prior to the expiration of the basic terms. Rentals for all but one of these leases are variable in nature based on either a percentage of the hold on the play on the gaming machines located in the centers, after certain adjustments, or the number of gaming machines located in the centers. Additionally, all but one of the leases with such variable rentals provide for minimum amounts of monthly rentals. Disregarding the Company’s early termination options, the basic terms of these leases are scheduled to expire at various dates through the end of August 2011.

Minimum Lease Payments and Rent Expense

The scheduled future minimum lease payments as of October 29, 2006 under the Company’s capitalized lease obligations and operating leases with noncancelable basic terms in excess of one year were as follows.

Aces Wired, Inc.
(formerly OEF Corporate Solutions, Inc.)

Notes to Consolidated Financial Statements

		Operating leases
Fiscal year	Capitalized lease obligations	Related party	Other (*)	Total
2007	$418,944	$192,000	$271,691	$463,691
2008	418,944	189,500	297,265	486,765
2009	418,944	60,000	278,323	338,323
2010	211,326	5,000	133,692	138,692
2011	-	-	90,000	90,000
Thereafter	-	-	-	-
	1,468,158	$446,500	$1,070,971	$1,517,471
Less amount representing imputed
interest at an annual rate of 11.23%	(259,438)
Present value of minimum lease payments
under capitalized lease obligations	1,208,720
Less current maturities	(298,223)
Long-term capitalized lease obligations	$910,497

(*) Assumes that the lease for the corporate office space in Dallas will not be terminated early.

Rent expense under operating leases during fiscal years 2006 and 2005 consisted of the following minimum lease payments and variable rentals.

	Fiscal Year
	2006	2005
Minimum lease payments	$325,802	$222,223
Variable rentals	398,341	-
Total rent expense	$724,143	$222,223

10. Income Taxes

The Company accounts for income taxes under the asset and liability method pursuant to SFAS No. 109, “Accounting for Income Taxes” (SFAS 109). Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the fiscal years in which those temporary differences are expected to be realized or settled. The effect on deferred tax assets and liabilities resulting from a change in tax rates is recognized in income in the period such rate change occurs. When assessing the ultimate realization of its deferred tax assets, management considers whether it is more likely than not that some portion or all of the Company’s deferred tax assets will not be realized. The ultimate realization of the Company’s deferred tax assets is dependent upon its generation of future taxable income during the periods in which those temporary differences become deductible.

The components of the Company’s income tax expense for fiscal years 2006 and 2005 were as follows.

	Fiscal Year
	2006	2005
Current:
Federal	$403,348	$54,640
State	83,910	8,625
	487,258	63,265
Deferred:
Federal	152,559	(32,783)
State	(8,146)	(4,339)
	144,413	(37,122)
Provision for income taxes	$631,671	$26,143

Aces Wired, Inc.
(formerly OEF Corporate Solutions, Inc.)

Notes to Consolidated Financial Statements

Income tax expense for fiscal years 2006 and 2005 differed from the “expected” tax expense (benefit) for each year computed by applying the respective year’s U.S. federal corporate income tax rate to income (loss) before income taxes as follows.

	Fiscal Year
	2006	2005
Computed expected tax expense (benefit)	$(1,519,430)	$24,288
Non-deductible share-based compensation	1,180,023	-
Losses attributable to nontaxable subsidiaries	733,669	-
Change in tax status of subsidiaries	182,118	-
State income taxes, net of federal income taxes	47,235	1,354
Other	8,056	501
	$631,671	$26,143

For fiscal year 2006, the net losses incurred by certain of the Company’s wholly-owned subsidiaries prior to the acquisition of Goodtime on October 4, 2006 were not deductible for consolidated federal and state income tax purposes.

The tax effects of temporary differences that resulted in significant portions of the Company’s deferred tax assets and deferred tax liabilities as of October 29, 2006 and October 30, 2005 were as follows.

	Fiscal Year
	2006	2005
Deferred tax assets:
Allowance for doubtful accounts receivable	$38,808	$31,831
Intangible assets subject to amortization for tax purposes	12,460	4,250
Other	15,208	-
	66,476	36,081
Deferred tax liabilities:
Intangible asset not subject to amortization for tax purposes	(182,118)	-
Property and equipment, primarily accelerated depreciation	(94,743)	(102,053)
	(276,861)	(102,053)
Net deferred taxes	$(210,385)	$(65,972)

Concurrent with the Company’s acquisition of Goodtime in October 2006, certain of Goodtime’s previously nontaxable subsidiaries became taxable subsidiaries of the Company. Pursuant to the applicable provisions of SFAS 109, such event resulted in the recognition by the Company of an approximate $182,000 deferred tax liability related to an intangible asset that is not amortizable for income tax purposes, which in turn resulted in a deferred income tax expense of an equal amount. As of October 29, 2006 and October 30, 2005, the Company did not provide for a valuation allowance on its deferred tax assets because management believed that the Company’s future taxable income will provide for the full realization of its deferred tax assets.

11. Retirement Plans

The Company sponsors a 401(k) deferred compensation plan in which its employees may contribute up to 15% of their eligible earnings annually on a pretax basis. The Company matches 50% of the first 6% of the employees’ annual contribution to the plan, which matching contributions totaled $61,781 and $56,791 for fiscal years 2006 and 2005, respectively.

12. Capital Stock

Common Stock

The Company’s total number of authorized common stock was 45 million shares and 50 million shares, respectively, as of October 29, 2006 and October 30, 2005. There were 10,000 shares of K&B’s common stock authorized as of October 30, 2005 and October 31, 2004.

Aces Wired, Inc.
(formerly OEF Corporate Solutions, Inc.)

Notes to Consolidated Financial Statements

On October 4, 2006, the Company issued approximately 7.6 million shares of its common stock in exchange for all of the ownership interests in Goodtime and AIP. Immediately prior to the acquisition of Goodtime and AIP, the Company effected a reverse stock split such that its then issued and outstanding common stock shares were reduced to approximately 336,000 shares from approximately 3.9 million shares.

Approximately 1.1 million shares of vested and unvested restricted common stock shares granted to certain of the Company’s officers, certain employees and all of its non-employee directors were issued and outstanding as of October 29, 2006, of which approximately 305,000 shares were vested as of that date. Approximately 620,000 shares and 203,000 shares of the restricted common stock are expected to vest in fiscal years 2007 and 2008, respectively. The holders of the restricted shares have the same rights and entitlements as the Company’s other common stockholders, such as voting and dividend rights, whether or not such restricted shares are vested.

No dividends were paid to the Company’s common stockholders during fiscal years 2006 and 2005.

Series A Convertible Preferred Stock

There were 5 million shares of the Company’s Series A convertible preferred stock authorized as of October 29, 2006.

On October 11, 2006, and as a condition precedent to the acquisition Goodtime, the Company sold in a private placement 1.612 million shares of its Series A convertible preferred stock (the Series A Preferred Stock) for $8.06 million (or $5.00 per share). The Series A Preferred Stock are not redeemable, and each share automatically converts into one share of the Company’s common stock (subject to certain adjustments) upon the effectiveness of a registration statement relating to the shares of the Company’s common stock into which the Series A Preferred Stock will be converted (the Registration Statement). The purchasers of the Series A Preferred Stock also received options to acquire up to an additional 322,400 shares of Series A convertible preferred stock at $5.00 per share (the Options). The Options are exercisable from the issuance date of the Series A Preferred Stock and expire on the effective date of the Registration Statement unless previously exercised.

 The holders of the Series A Preferred Stock are entitled to cash dividends equal to 0.5% of the purchase price per share (or $.025 per share) per each 30-day period (pro rata for any period less than 30 days) if the Company fails to timely file and cause to become and keep effective the Registration Statement as follows. In no event is the Company obligated to pay such dividends in an aggregate amount exceeding 10% of the total sales proceeds of the Series A Preferred Stock.

•
If the Registration Statement is not filed with the SEC on or prior to the date that is 30 days following the issuance date of the Series A Preferred Stock (the Registration Statement was timely filed on November 8, 2006).

•	If the Registration Statement is not declared effective by the SEC by the date that is 150 days following the issuance date of the Series A Preferred Stock (such former date being March 10, 2007).

•
If after conversion of the Series A Preferred Stock into the registered shares of the Company’s common stock, the former holders of the Series A Preferred Stock are prohibited from selling such common stock shares as a result of a suspension for more than 60 consecutive days of the prospectus forming part of the Registration Statement, or any such suspensions of more than 90 days in the aggregate in any 12-month period.

The Series A Preferred Stock rank senior to the Company’s common stock with respect to the payment of dividends. Upon voluntary or involuntary liquidation, dissolution or winding-up of the Company prior to the conversion of the Series A Preferred Stock, the holders of the Series A Preferred Stock will receive in priority over the Company’s common stockholders, to the extent there are funds so available, a liquidation preference equal to the purchase price of the Series A Preferred Stock plus accrued dividends thereon, if any. The holders of the Series A Preferred Stock are entitled to vote together as a single class on all matters voted on by the Company’s common stockholders as though the Series A Preferred Stock have been converted into an equal number of common stock shares. Additionally, the Company may not undertake certain actions, such as entering into an agreement which would effect a change of control of the Company, without the approval by vote or in writing of at least two-thirds of the holders of the Series A Preferred Stock.

Aces Wired, Inc.
(formerly OEF Corporate Solutions, Inc.)

Notes to Consolidated Financial Statements

At issuance, the effective conversion rate per share of the Series A Preferred Stock was less than the fair value per share of the Company’s common stock, which constitutes an embedded beneficial conversion feature pursuant to EITF Issue No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios.” However, the intrinsic value of the beneficial conversion feature of approximately $0.4 million and the resultant discount were not recognized as of October 29, 2006 because of the contingency related to the effectiveness of the Registration Statement. Once the Registration Statement becomes effective and the Series A Preferred Stock become convertible, the beneficial conversion feature will be recorded as additional paid-in-capital and the discount will be recognized as a dividend on the Series A Preferred Stock. Additionally, approximately $0.4 million of the total sales proceeds of the Series A Preferred Stock was allocated to the Options based on the relative fair values at the issuance date of the Options and the Series A Preferred Stock, which allocated proceeds were recorded as additional paid-in-capital as of October 29, 2006. The initial carrying value of the Series A Preferred Stock was approximately $7.7 million before issuance costs of approximately $0.7 million.

13. Other Commitments and Contingent Liabilities

The Company is the lessee under certain real estate leases. It is common in such commercial lease transactions for the lessee to agree to indemnify the lessor and other related third parties for tort liabilities that arise out of or relate to lessee’s use or occupancy of the leased premises. In some cases, this indemnity extends to related liabilities arising from the negligence of the indemnified parties, but usually excludes any liabilities caused by their gross negligence or willful misconduct. Additionally, the lessee typically indemnifies such parties for any environmental liability that arises out of or relates to its use of the leased premises. The Company believes that it is adequately covered by insurance (subject to deductibles) for most tort liabilities and related indemnities described above with respect to real estate that it leases.

As of October 29, 2006, there were no legal proceedings, either anticipated or threatened, to which the Company was a party to or to which the Company’s property was subjected.

14. Transactions with Related Parties

In November 2005, one of the Company’s officers/common stockholders loaned the Company $619,938, of which $372,000 was subsequently converted into a 4.48% unsecured promissory note payable and $247,938 was repaid to the officer/stockholder. Interest of $16,072 was accrued on the note during fiscal year 2006 and is included in long-term debt and interest expense, respectively, in the accompanying fiscal year 2006 consolidated balance sheet and statement of operations. The principal amount of the note and accrued and unpaid interest thereon are due and payable on November 11, 2007.

In November 2005, one of the Company’s officers/common stockholders loaned the Company $379,962, of which $228,000 was subsequently converted into a 4.48% promissory note payable and $151,962 was repaid to the officer/stockholder. Interest of $9,851 was accrued on the note during fiscal year 2006 and is included in long-term debt and interest expense, respectively, in the accompanying fiscal year 2006 consolidated balance sheet and statement of operations. The principal amount of the note and accrued and unpaid interest thereon are due and payable on November 11, 2007.

In January 2006, the Company’s chairman of the board and its principal stockholder made a capital contribution of $0.4 million in Goodtime and loaned the Company $600,000 in the form of a 4.64% promissory note payable. Interest of $21,509 was accrued on the note during fiscal year 2006 and is included in long-term debt and interest expense, respectively, in the accompanying fiscal year 2006 consolidated balance sheet and statement of operations. The principal amount of the note and accrued and unpaid interest thereon are due and payable on January 20, 2008.

In May 2006, the Company sold a building it owned for $36,784 to one of its executive officers and recognized a $17,502 gain, which gain is included in other income (expense) in the accompanying consolidated statement of operations for fiscal year 2006.

In May 2006, the Company sold a whole-life insurance policy it owned on one of its executive officers to that officer at the policy’s cash surrender value of $41,065. No gain or loss was recorded on the sale.

Aces Wired, Inc.
(formerly OEF Corporate Solutions, Inc.)

Notes to Consolidated Financial Statements

The Company leases office and warehouse space in Dallas, Houston, and San Antonio, Texas both directly and indirectly from two of its officers/common stockholders. Rentals are fixed and range from $7,500 per month to $3,500 per month. The Company incurred rent expense under these leases of $192,000 and $177,000 during fiscal years 2006 and 2005, respectively, which expenses are included in operating expenses - bingo supply and services at the accompanying consolidated statements of operations for those two fiscal years. The leases for the Dallas and San Antonio facilities expire at the end of October 2008, and the lease for the Houston facility expires at the end of January 2010. None of the leases provide for renewal options; however, the Company expects to renew or replace the leases in the normal course of business. Minimum lease payments of $446,500 were remaining under these leases as of October 29, 2006.

In January 2005, a subsidiary of the Company entered into a services agreement with an entity owned by the Company’s chairman of the board and principal stockholder, under which agreement the affiliate manages the operations of that subsidiary. The agreement was amended on and assumed by the Company on October 31, 2005 whereby the Company is required to reimburse the affiliate for its direct expenses incurred in managing the subsidiary. The Company incurred expenses of approximately $114,000 under this agreement during fiscal year 2006, of which $33,000 was unpaid and is included in trade accounts payable in the accompanying consolidated balance sheet as of October 29, 2006. The agreement may be terminated by either party and without penalty by giving at least 30 days advance written notice. Our chairman of the board has never been personally compensated under this agreement.

The Company’s chairman of the board and principal stockholder beneficially owns 400,000 shares of the Series A convertible preferred stock that the Company issued on October 11, 2006. No dividends were paid on any of the Series A preferred stock shares during fiscal year 2006.

15. Concentration of Business Risk

The AWP gaming industry in Texas is not regulated, but it is subject to the applicable laws in that state regarding gaming generally and the interpretation and enforcement of those laws by local authorities where the Company operates its gaming amusement centers. In September, 2006, the District Attorney’s office of Bexar County, Texas, requested an opinion from the Texas Attorney General to determine whether an amusement machine which records a player’s winnings onto a stored-value debit card (the Company’s Ace Advantage Card is a stored-value debit card) is excluded from the definition of a “gambling device” pursuant to the Texas penal code. The Company believes its AWP machines are fully compliant with Texas law and that an unfavorable ruling from the Texas Attorney General is unlikely, which ruling is scheduled to be rendered on or before March 7, 2007. However, if the Texas Attorney General were to issue an adverse ruling and the Company was unsuccessful in overturning that ruling, the Company would most probably be forced to close its gaming amusement centers, which would have a material adverse effect on the Company’s results of operations and financial position.

16. Segment Information.

Description of Segments

SFAS 131, “Disclosures about Segments of an Enterprise and Related Information,” requires disclosures related to certain components of a company for which separate financial information is available that is evaluated regularly by a company’s chief operating decision maker in deciding the allocation of company resources and assessing performance. The Company has two operating subsidiaries, K&B and AWLLC, each of which is a reportable business segment pursuant to SFAS 131. K&B has been in business for over 28 years and is a supplier of bingo games, branded pull tabs and bingo supplies in Texas. AWLLC, which began operations in June 2004, does business in the AWP gaming market, and was the sole operator of five gaming amusement centers and the joint operator of a sixth gaming amusement center as of October 29, 2006, all of which are located in Texas.

Segment Data

The Company derives the results of operations and other financial information regarding K&B and AWLLC directly from the same financial reporting system that the Company uses to prepare its consolidated financial statements and other management reports. Management measures the performance of each business segment based on several metrics including net earnings from operations and earnings before interest, income taxes and depreciation and amortization. Management uses these financial metrics to assist it in evaluating the performance of, and to assign resources to, each of its business segments. The Company does not allocate to its business segments certain corporate-level expenses such as share-based compensation, income taxes and other corporate overhead. As used herein, the K&B business segment is referred to as Bingo and the AWLLC business segment is referred to as AWP. Unallocated corporate expenses and assets are referred to as Corporate.

Aces Wired, Inc.
(formerly OEF Corporate Solutions, Inc.)

Notes to Consolidated Financial Statements

K&B’s financial statements are the Company’s consolidated financial statements for fiscal year 2005. Accordingly, segment data for K&B for fiscal year 2005 comparable to that segment data presented below for fiscal year 2006 can be readily derived from those financial statements.

Selected financial data for fiscal year 2006 are presented in the following table. All of the Company’s business operations are conducted in Texas.

	Fiscal Year 2006
	Bingo	AWP	Total
Revenues, net	$15,489,201	$2,444,666	$17,933,867
Depreciation and amortization	337,556	527,801	865,357
Other significant noncash items:
Provisions for inventory valuation and doubtful accounts receivable	267,250	-	267,250
Interest income	3,836	-	3,836
Interest expense	15,207	77,586	92,793
Segment income (loss) before income taxes	2,970,905	(438,660)	2,532,245
Expenditures for segment capital assets (includes non-cash
acquisitions of tangible and intangible assets)	501,927	4,659,073	5,161,000

The reconciliation of the segment operating results to the Company’s consolidated operating results is presented in the following table.

Fiscal Year 2006
Segment revenues, net:
Bingo	$15,489,201
AWP	2,444,666
Consolidated revenues, net	$17,933,867

Segment income (loss) before income taxes:
Bingo	$2,970,905
AWP	(438,660)
2,532,245
Unallocated corporate expenses:
Share-based compensation	3,620,657
Other	3,356,205
Depreciation and amortization	24,296
7,001,158
Consolidated loss before income taxes	(4,468,913)
Income tax expense	631,671
Consolidated net loss	$(5,100,584)

Most of the Company’s assets are accounted for at a subsidiary level which for the most part corresponds with its business segments. Certain assets are, however, allocated by the Company to the business segment which is the principal beneficiary from the realization of those assets. Corporate and other unallocated assets are composed primarily of cash and cash equivalents. Total assets by segment and a reconciliation of segment assets to consolidated total assets were as follows as of October 29, 2006. All of the Company’s assets are located in Texas.

Aces Wired, Inc.
(formerly OEF Corporate Solutions, Inc.)

Notes to Consolidated Financial Statements

Fiscal Year 2006
Segment assets:
Bingo	$3,289,840
AWP	8,445,801
11,735,641
Corporate and other unallocated assets	6,752,132
Total consolidated assets	$18,487,773

Major Customers

No single customer represented 10% or more of the Company’s total net revenues for either fiscal year 2006 or fiscal year 2005.