Form 10QSB
period 2007-01-28
Aces Wired Inc
filed 2007-03-19
CIK 1164621

As filed with the Securities and Exchange Commission on March 19, 2007

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 28, 2007

Commission file number: 333-96589

ACES WIRED, INC.

(Exact name of small business issuer as specified in its charter)

Nevada		88-0514502
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

12225 Greenville Avenue, Suite 861, Dallas, Texas 75243
(Address of principal executive offices)

(214) 261-1963
(Registrant's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of our common stock outstanding as of March 19, 2007 was 7,959,195 shares.

Transitional Small Business Disclosure Format (check one). Yes ☐ No ☒

	ACES WIRED, INC.
	TABLE OF CONTENTS

		Page

PART I.	FINANCIAL INFORMATION	3

Item 1.	On October 4, 2006, Aces Wired, Inc. (formerly OEF Corporate Solutions, Inc.) issued 7,623,580 shares of its common stock for all of the ownership interests in Goodtime Action Amusement Partners, L.P. and Amusement Innovation Partners, LLC. See the Notes to the Consolidated Financial Statements of Aces Wired, Inc. included in this Quarterly Report on Form 10-QSB for further information regarding the impact of such acquisition to these consolidated financial statements.	3

	Consolidated Financial Statements of Aces Wired, Inc. (unaudited)

	Consolidated Condensed Balance Sheets as of January 28, 2007 and October 29, 2006	3

	Consolidated Statements of Operations for the 13-week Periods ended January 28, 2007 and January 29, 2006	4

	Consolidated Statement of Changes in Stockholders’ Equity for the 13-week period ended January 28, 2007	5

	Consolidated Statements of Cash Flows for the 13-week Periods ended January 28, 2007 and January 29, 2006	6

	Notes to Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis or Plan of Operations	12

Item 3.	Controls and Procedures	17

PART II.	OTHER INFORMATION	17

Item 6.	Exhibits	17

	Signatures	18

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Aces Wired, Inc.
Consolidated Condensed Balance Sheets
As of January 28, 2007 and October 29, 2006

	January 28,	October 29,
	2007	2006
ASSETS	(unaudited)	(audited)
Current assets
Cash and cash equivalents	$5,758,539	$7,101,042
Restricted cash	250,000	250,000
Trade accounts receivable, net of provisions for doubtful accounts of
$118,299 and $114,142 for 2007 and 2006, respectively	997,457	801,008
Inventory, net of valuation provisions of $186,439 and $145,027 for 2007
and 2006, respectively	994,986	879,154
Prepaid expenses and other	749,821	387,297
Deferred income tax assets	69,045	53,582
Total current assets	8,819,848	9,472,083

Property and equipment, net of accumulated depreciation and amortization
of $2,226,782 and $1,978,781 for 2007 and 2006, respectively	4,753,518	4,569,361

Goodwill	2,913,522	2,913,522

Intangible assets, net of accumulated amortization of $286,125 and
$225,564 for 2007 and 2006, respectively	1,367,275	1,427,836

Other assets	145,771	104,971
Total assets	$17,999,934	$18,487,773

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Current maturities of long-term debt and capitalized lease obligations	$1,831,066	$646,718
Trade accounts payable	553,973	550,486
Income taxes payable and accrued expenses	538,115	841,461
Total current liabilities	2,923,154	2,038,665

Long-term debt and capitalized lease obligations, less current maturities	830,585	2,157,929
Deferred income tax liabilities	245,250	263,967
Other deferred liabilities and credits	96,382	-
Total liabilities	4,095,371	4,460,561

Stockholders' equity
Preferred stock and common stock	9,612	9,612
Additional paid-in capital	16,835,258	16,128,690
Accumulated deficit	(2,940,307)	(2,111,090)
Total stockholders' equity	13,904,563	14,027,212
Total liabilities and stockholders' equity	$17,999,934	$18,487,773

See accompanying Notes to Consolidated Financial Statements.

Aces Wired, Inc.
Consolidated Statements of Operations
For the 13-week Periods ended January 28, 2007 and January 29, 2006
(unaudited)

	13-week Period ended
	January 28,	January 29,
	2007	2006

Revenues
Bingo supply and services	$3,878,203	$3,751,423
Gaming amusement centers	1,701,062	201,220
	5,579,265	3,952,643
Less promotional allowances	86,544	-
Net revenues	5,492,721	3,952,643
Expenses
Cost of sales - bingo supply and services	2,119,224	2,120,083
Operating expenses - gaming amusement centers	1,558,827	304,376
Operating expenses - bingo supply and services	856,615	898,678
Corporate overhead	865,088	469,278
Share-based compensation	706,568	-
Depreciation and amortization	307,249	174,953
Total expenses	6,413,571	3,967,368
Operating loss	(920,850)	(14,725)
Other income (expense)
Interest income	69,036	4,303
Interest expense	(51,717)	(6,504)
Other, net	3,005	3,827
Total other income (expense), net	20,324	1,626
Loss before income taxes	(900,526)	(13,099)
Income tax benefit (expense)	71,309	(64,613)
Net loss	$(829,217)	$(77,712)
Net loss per common stock share:
Basic and Diluted	$(0.12)	$(0.01)
Weighted average number of common stock shares outstanding:
Basic and Diluted	7,200,972	6,856,866

See accompanying Notes to Consolidated Financial Statements.

.

Aces Wired, Inc.
Consolidated Statement of Changes in Stockholders’ Equity
For the 13-week Period ended January 28, 2007
(unaudited, except for the October 29, 2006 balances)

	Series A
	convertible		Additional
	preferred	Common	paid-in	Accumulated
	stock (*)	stock (**)	capital	deficit	Total
Balance at October 29, 2006	$1,612	$8,000	$16,128,690	$(2,111,090)	$14,027,212
Net loss for the 13-week period ended January 28, 2007	-	-	-	(829,217)	(829,217)
Share-based compensation	-	-	706,568	-	706,568
Balance at January 28, 2007	$1,612	$8,000	$16,835,258	$(2,940,307)	$13,904,563

(*)
Series A convertible preferred stock, nonredeemable, par value $.001; 5,000,000 shares authorized and 1,612,000 shares issued and outstanding as of January 28, 2007 and October 29, 2006 ($8.06 million liquidation preference).

(**)	Common stock, $.001 par value; 45,000,000 shares authorized and 8,000,019 shares issued and outstanding as of January 28, 2007 and October 29, 2006.

See accompanying Notes to Consolidated Financial Statements.

Aces Wired, Inc.
Consolidated Statements of Cash Flows
For the 13-week Periods ended January 28, 2007 and January 29, 2006
(unaudited)

	13-week Period ended
	January 28,	January 29,
	2007	2006

Cash flows from operating activities
Net loss	$(829,217)	$(77,712)
Adjustments to reconcile net loss to net cash provided by
(used in) operating activities:
Share-based compensation	706,568	-
Depreciation and amortization of property and equipment	246,688	136,613
Amortization of intangible assets	60,561	38,340
Provision for doubtful accounts receivable	4,157	14,523
Inventory valuation provision	41,479	64,118
Deferred income taxes	(34,180)	(1,133)
Other, net	10,389	-
Changes in operating assets and liabilities:
Trade accounts receivable	(200,606)	(24,016)
Inventory	(157,311)	(66,899)
Prepaid expenses and other current assets	(243,739)	(43,935)
Other assets	(40,800)	-
Trade accounts payable	3,487	120,115
Income taxes payable and accrued expenses	(383,230)	(54,923)
Net cash provided by (used in) operating activities	(815,754)	105,091
Cash flows from investing activities
Cash acquired in business acquisition	-	35,221
Cash surrender value of officer life insurance policy	-	(4,049)
Acquisitions of property and equipment	(370,110)	(999,372)
Net cash used in investing activities	(370,110)	(968,200)
Cash flows from financing activities
Proceeds from issuance of notes payable to related parties	-	1,599,900
Capital contributions to partnerships	-	665,606
Repayments of debt and capitalized lease obligations	(156,639)	-
Net cash provided by (used in) financing activities	(156,639)	2,265,506
Net increase (decrease) in cash and cash equivalents	(1,342,503)	1,402,397
Cash and cash equivalents - beginning of the period	7,101,042	500,616
Cash and cash equivalents - end of the period	$5,758,539	$1,903,013

See accompanying Notes to Consolidated Financial Statements.

Aces Wired, Inc.

Notes to Consolidated Financial Statements

1. Business and Basis of Presentation

Aces Wired, Inc. (Aces Wired or the Company), a Nevada corporation, is the parent company of Goodtime Action Amusement Partners, L.P. (Goodtime). Goodtime, a gaming and recreation company, was created on October 31, 2005 in a business combination with K&B Sales, Inc. (K&B) and Aces Wired, LLC (AWLLC). K&B distributes electronic bingo games and related equipment, supplies and branded pull tabs to charity bingo licensees throughout the state of Texas and has been in business for over 28 years. AWLLC was organized in June 11, 2004 and currently operates in the Amusement-With-Prize (AWP) gaming market in Texas where it utilizes its proprietary financial redemption/player card system (the Ace Advantage Card system). This system allows the Company’s gaming patrons to use their winnings for future redemptions for non-cash merchandise from participating merchants who accept debit cards. As of March 12, 2007, the Company operated 130 AWP machines in four gaming amusement centers (called Ace Gaming Amusement Centers) in Texas. The Company is based in Dallas, Texas.

On March 6, 2007, the Attorney General of Texas issued an opinion that AWP machines that store a player’s winnings on a stored-value debit card such as the Ace Advantage Card are gambling devices pursuant to applicable statutes and therefore are illegal in Texas. On March 8, 2007, and as a direct consequence of this opinion, the Company closed one of its gaming amusement centers. The opinion and the possible adverse effects it might have on the Company’s future operations are discussed in more detail in Note 13.

Although the Company is the legal parent company, its acquisition of Goodtime on October 4, 2006 was accounted for as a reverse acquisition whereby Goodtime was considered to be the accounting acquirer and continuing entity for financial reporting purposes and no goodwill or intangible assets were recorded. Accordingly, these consolidated financial statements have been prepared as if Goodtime had always been the reporting entity and then on October 4, 2006 was recapitalized and changed its name to Aces Wired, Inc.

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10−QSB and Item 310(b) of Regulation S−B of the U.S. Securities and Exchange Commission (SEC). Accordingly, these interim financial statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying consolidated financial statements contain all adjustments, including normal recurring adjustments, necessary for the fair presentation of the Company’s consolidated results of operations and financial position for the periods presented. Demand for the Company’s bingo supply products is usually the strongest during the months January through March, but the bingo supply business does not otherwise typically experience significant monthly fluctuations throughout the year. The Company expects that the seasonal demand for its relatively new AWP gaming services will mirror that of its bingo supply business. Accordingly, the results of operations for the periods presented are not necessarily indicative of the results of operations to be expected for the entire year. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto of Aces Wired, Inc. included in the Company’s Annual Report on Form 10−KSB for the fiscal year ended October 29, 2006.

2. Goodtime

Goodtime, a Texas limited partnership, was formed on September 26, 2005, and on October 31, 2005, it acquired 100% of the issued and outstanding common stock shares of K&B and 100% of the outstanding ownership interests in AWLLC. Goodtime’s acquisition of K&B and AWLLC was accounted for as a business combination pursuant to Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations.” Due primarily to the significance of K&B’s financial position and operations as of October 31, 2005 compared to the financial positions and operations of Goodtime and AWLLC as of that date, K&B was considered to be the accounting acquirer and predecessor company of Goodtime and, consequently, of the Company.

Based on the terms of the merger agreement, K&B effectively acquired 100% of the ownership interests in AWLLC in exchange for 50% of the equity interests in K&B. Accordingly, the total consideration given by K&B to acquire AWLLC was determined to be 50% of the fair value of K&B as of October 30, 2005, or $4.49 million, which valuation was done on an enterprise value basis by an independent valuation firm engaged by management. K&B also incurred direct acquisition costs of $60,000 in connection with the transaction. The following table summarizes the fair values allocated to AWLLC’s tangible and intangible assets and liabilities as of October 31, 2005, which fair values were determined by management with the assistance of the same independent valuation firm that appraised K&B.

Aces Wired, Inc.

Notes to Consolidated Financial Statements

Cash	$35,221
Other tangible assets	1,029,390
Intangible asset (favorable electronic games contract)	669,000
Goodwill	2,913,522
Liabilities assumed	(97,133)
Total consideration paid	$4,550,000

Because Goodtime’s acquisition of K&B and AWLLC occurred on the first day of the Company’s fiscal year ended October 29, 2006, the Company’s actual results of operations for the 13-week period ended January 29, 2006 are effectively its pro forma results of operations for that same 13-week period in 2006.

3. Loss Per Common Stock Share

The Company’s acquisition of Goodtime on October 4, 2006 was accounted for as a reverse acquisition, or recapitalization, of Goodtime. Accordingly, the computations of basic and diluted net loss per common stock share for the 13-week periods ended January 28, 2007 and January 29, 2006 are based on the premise that the Company acquired Goodtime on the first day of each of the two subject periods. Additionally, in connection with the acquisition of Goodtime, approximately 1.1 million shares collectively of restricted common stock were granted to certain of the Company’s officers, certain employees and all of its non-employee directors. For the purposes of computing basic and diluted net loss per common stock share for the subject 13-week periods in 2007 and 2006, it was assumed that such restricted common stock shares vested on and pursuant to their actual vesting dates and terms.

Approximately 747,000 and 1,050,000 shares of unvested restricted common stock are not included in the computations of diluted net loss per common stock share for the 13-week periods ended January 28, 2007 and January 29, 2006, respectively, because their inclusion would be antidilutive.

4. Share-Based Compensation

As of January 28, 2007, the Company’s only share-based compensation plan related to the grant on October 4, 2006 of approximately 1.1 million shares of restricted common stock to certain of its officers, certain employees and all of its non-employee directors. The grant of the restricted common stock was made in exchange for the profit interests such officers, employees and non-employee directors held in Goodtime prior to the Company’s acquisition of Goodtime. The Company accounted for the exchange of the restricted common stock for the profit interests as a modification of an award pursuant to SFAS No. 123 (revised 2004), “Share-Based Payment,” (SFAS 123R) which the Company adopted during its fiscal year ended October 29, 2006.

Prior to its adoption of SFAS 123R, the Company had accounted for the profit interests as liability awards pursuant to the applicable provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended, using the intrinsic value based method. However, prior to its acquisition of Goodtime in October 2006, the Company had not recognized any associated compensation expense because such liability awards had market conditions which had not been satisfied.

SFAS 123R provides guidance on the accounting for various types of modifications, including modifications of awards that result in a reclassification of the award to an equity award from a liability award (the grant of the restricted common stock shares is accounted for as an equity award as settlement of the award will be in shares of the Company’s common stock). Generally speaking, and subject to certain limitations, when an award is modified, the entity is deemed to have repurchased the original award by issuing a new award of equal or greater value and incurs additional compensation cost for the incremental value of the new award in the reporting period in which the modification occurs, subject to the other provisions of the new award such as vesting.

The restricted common stock was initially valued at approximately $5.6 million in total (or $5.00 per share), of which approximately $0.7 million was recognized as compensation expense during the 13-week period ended January 28, 2007 (or $0.10 basic and diluted net loss per common share). The Company did not recognize any compensation expense associated with the liability awards during the comparable 13-week period in fiscal year 2006. The fair value of the restricted common stock was based on the sales price per share for 1.612 million shares of convertible preferred stock the Company sold in a private placement as a condition precedent to its acquisition of Goodtime, which transaction is described in more detail in Note 9.

Approximately 76,000 shares of the restricted common stock vested during the 13-week period ended January 28, 2007, and approximately 747,000 shares of the restricted common stock were unvested as of that date. Approximately 41,000 shares of unvested restricted common stock were forfeited on March 9, 2007 in connection with the resignation of one of the members of the Company’s board of directors.

Aces Wired, Inc.

Notes to Consolidated Financial Statements

5. Promotional Allowances

Promotional allowances consist mostly of direct mail and newspaper coupons and entitlement programs which provide the Company’s gaming patrons with free play credits and are recognized as reductions in operating revenues when they are redeemed. The Company did not provide promotional allowances to its gaming patrons during the 13-week period ended January 29, 2006.

6. Intangible Assets

As of January 28, 2007, the Company had intangible assets with a net carrying value of approximately $1.4 million related to certain proprietary software, a favorable electronic games contract and a customer list. The Company recognized amortization expense of $60,561 and $38,340 related to these intangible assets, respectively, during the 13-week periods ended January 28, 2007 and January 29, 2006, which expenses are included in depreciation and amortization in the accompanying statements of operations for the subject periods.

7. Other Deferred Liabilities and Credits

Other deferred liabilities and credits as of January 28, 2007 consisted of the unamortized balance of an incentive the Company received under an operating lease agreement for one of its gaming amusement centers and the cumulative difference between recognized rent expense and rental payments related to an operating lease agreement for another of the Company’s gaming amusement centers. The approximate $57,500 net carrying value as of January 28, 2007 of the deferred lease incentive is being amortized on a straight-line basis over the basic term of the underlying lease agreement.

8. Retirement Plans

The Company sponsors a 401(k) deferred compensation plan in which its employees may contribute up to 15% of their eligible earnings annually on a pretax basis. The Company matches 50% of the first 6% of the employees’ annual contribution to the plan, which matching contributions totaled $14,362 and $12,436 for the 13-week periods ended January 28, 2007 and January 29, 2006, respectively.

9. Convertible Preferred Stock

On October 11, 2006, and as a condition precedent to its acquisition of Goodtime, the Company sold 1.612 million shares of its nonredeemable Series A convertible preferred stock (the Series A Preferred Stock) for $8.06 million (or $5.00 per share), before related issuance costs. The purchasers of the Series A Preferred Stock also received options to acquire up to an additional 322,400 shares of Series A convertible preferred stock at $5.00 per share (the Options). The Series A Preferred Stock automatically converts into an equal number of the Company’s common stock shares upon the effectiveness of a registration statement (the Registration Statement) the Company filed with the SEC on November 8, 2006, as amended on February 16, 2007. The Options, if not previously exercised, expire upon the effectiveness of the Registration Statement.

As of March 19, 2007, the Registration Statement had not been declared effective by the SEC. Pursuant to the provisions of the purchase agreement for the Series A Preferred Stock, if the Registration Statement was not effective within 150 days of the issuance date of the Series A Preferred Stock, or March 10, 2007, the holders of the Series A Preferred Stock are entitled to dividends equal to $0.025 per share for each 30-day period following that deadline (or approximately $40,000 per month, pro rated for periods of less than 30 days). Accordingly, the Company began accruing the subject dividends as of March 11, 2007. The holders of the Series A Preferred Stock are also entitled to dividends if after conversion of the Series A Preferred Stock into the registered shares of the Company’s common stock, the former holders of the Series A Preferred Stock are prohibited from selling their common stock shares as a result of certain suspensions, if any, of the prospectus forming part of the Registration Statement. Such cumulative dividends are limited to 10% of the total gross sales proceeds of the Series A Preferred Stock, or $806,000.

In December 2006, the Financial Accounting Standards Board issued FASB Staff Position, EITF 00-19-2, “Accounting for Registration Payment Arrangements,” (FSP EITF 00-19-2) which addresses an issuer’s accounting for registration payment arrangements. FSP EITF 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, “Accounting for Contingencies.” For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to its issuance, FSP EITF 00-19-2 is effective for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years. Accordingly, the Company will adopt FSP EITF 00-19-2 during the first quarter of its fiscal year ending November 2, 2008. The Company does not expect its adoption of FSP EITF 00-19-2 to have a significant effect on its results of operations or financial condition.

Aces Wired, Inc.

Notes to Consolidated Financial Statements

10. Income Taxes

The Company recorded an income tax benefit of approximately $71,000 and income tax expense of approximately $65,000 for the 13-week periods ended January 28, 2007 and January 29, 2006, respectively. The Company believes that full realization of its deferred tax assets as of January 28, 2007 is more likely than not based on both future taxable income and the Company’s ability to carry back future net operating losses, if any, to prior periods in which the Company had taxable income. Accordingly, the Company did not recognize any valuation allowance on its deferred tax assets as of January 28, 2007. The recognition of income tax expense for the 13-week period of 2006 was due principally to the non-deductibility of net operating losses incurred by certain of the Company’s subsidiaries prior to its acquisition of Goodtime in October 2006.

11. Transactions with Related Parties

The Company leases certain warehouse and office space from two of its executive officers/common stockholders. The Company paid rentals of $48,000 under these leases during each of the 13-week periods ended January 28, 2007 and January 29, 2006.

In November 2005, the Company borrowed approximately $1.0 million from two of its executive officers/common stockholders for working capital purposes, of which approximately $633,000 was outstanding as of January 28, 2007 including accrued and unpaid interest. The Company recognized interest expense related to these borrowings of approximately $6,700 and $5,800 during the 13-week periods ended January 28, 2007 and January 29, 2006, respectively. The notes payable and accrued interest thereon are payable on November 11, 2007.

In January 2006, the Company borrowed $600,000 from its chairman of the board and principal stockholder for working capital purposes, of which approximately $628,000 was outstanding as of January 28, 2007 including accrued and unpaid interest. The Company recognized interest expense related to this borrowing of approximately $7,000 and $1,000 during the 13-week periods ended January 28, 2007 and January 29, 2006, respectively. The note payable and accrued interest thereon are payable on January 20, 2008.

One of the Company’s subsidiaries has a consulting agreement with an entity owned by the Company’s chairman of the board and principal stockholder, under which agreement that entity manages the daily operations of the subsidiary. The Company incurred expenses of approximately $20,300 under this agreement during each of the 13-week periods ended January 28, 2007 and January 29, 2006.

12. Segment Information

The Company has two principal operating subsidiaries, K&B and AWLLC, each of which is a reportable business segment pursuant to SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” K&B has been in business for over 28 years and is a supplier of bingo games, branded pull tabs and bingo supplies in Texas. AWLLC, which began operations in June 2004, does business in the AWP gaming industry, and was the sole operator of five gaming amusement centers and the joint operator of a sixth gaming amusement center as of January 28, 2007, all of which were located in Texas.

The Company derives the results of operations and other financial information regarding K&B and AWLLC directly from the same financial reporting system that the Company uses to prepare its consolidated financial statements and other financial management reports. Management measures the performance of each business segment based on several metrics including net earnings from operations and earnings before interest, income taxes and depreciation and amortization. Management uses these financial metrics to assist it in evaluating the performance of, and to assign resources to, each of its business segments. The Company does not allocate to its business segments certain corporate-level expenses such as share-based compensation, income taxes and other corporate overhead. As used herein, the K&B business segment is referred to as Bingo and the AWLLC business segment is referred to as AWP. Unallocated corporate expenses and assets are referred to as Corporate. The Company historically has had no intersegment revenues nor does it expect to have any significant intersegment revenues in the near term.

Selected financial data for the Company’s business segments for the 13-week periods ended January 28, 2007 and January 29, 2006 are presented in the following tables.

Aces Wired, Inc.

Notes to Consolidated Financial Statements

	13-week Period ended
			Segment Income (Loss)
	Total Net Revenues		before Income Taxes
	January 28,	January 29,	January 28,	January 29,
	2007	2006	2007	2006
Bingo	$3,878,203	$3,751,423	$822,801	$655,687
AWP	1,614,518	201,220	(200,400)	(194,809)
Segment totals	$5,492,721	$3,952,643	$622,401	$460,878

	13-week Period ended
	January 28,	January 29,
	2007	2006
Segment income before income taxes	$622,401	$460,878
Corporate overhead excluding share-based
compensation and income taxes	816,359	473,977
Share-based compensation	706,568	-
Consolidated loss before income taxes	(900,526)	(13,099)
Income tax benefit (expense)	71,309	(64,613)
Consolidated net loss	$(829,217)	$(77,712)

Most of the Company’s assets are accounted for at a subsidiary level which for the most part corresponds with its business segments. Certain assets are, however, allocated by the Company to the business segment which is the principal beneficiary from the realization of those assets. Corporate and other unallocated assets are composed primarily of cash and cash equivalents. There were no material additions or disposals to total assets outside of the ordinary course of business for any of the Company’s business segments during the 13-week period ended January 28, 2007.

13. Subsequent Events

In February 2007, the Company closed one of its two gaming amusement centers in Corpus Christi, Texas due to poor financial performance. In connection with this closure, the Company incurred related charges of approximately $81,000 resulting from the termination of the lease for that gaming center facility, the abandonment of leasehold improvements and severance payments to terminated employees.

In September 2006, the district attorney’s office for Bexar County, Texas requested an opinion from the Attorney General of Texas (the Attorney General) questioning whether an amusement machine which records a player’s winnings onto a stored-value debit card (which includes the Company’s Ace Advantage Card) is excluded from the definition of a “gambling device” pursuant to the Texas Penal Code. On March 6, 2007, the Attorney General issued Opinion No. GA-0527 in which he stated that because a stored-value card is a medium of exchange within the meaning of cash, gaming machines that rewarded play with a stored-value card are gambling devices and therefore are illegal in Texas. Under Texas law, an Attorney General’s opinion is not controlling on the state or binding on a court of law in that state. Ultimate determination of a law's applicability, meaning or constitutionality is determined by the Texas courts.

On March 8, 2007, and as a direct consequence of the Attorney General’s opinion, the Company closed its second gaming amusement center in Corpus Christi, Texas pending legal review. A court hearing is tentatively set for March 22, 2007 in Nueces County, Texas which will consider the question of whether the Company’s operations are legal under Texas law. In Texas, however, AWP gaming is not a state regulated industry and state laws pertaining to gambling are interpreted and enforced usually at the county level. Accordingly, even if the Company prevails in the March 22, 2007 court hearing that does not guarantee the Company will not face similar legal actions to close its AWP gaming operations in other counties in Texas. The Company cannot presently determine the outcome of the March 22, 2007 hearing by the court and/or the likelihood that it will be required to close additional gaming amusement centers in the future and whether or not such closures will be temporary or permanent. Accordingly, the Company has not recognized impairment losses associated with the March 8, 2007 closure of the Corpus Christi gaming amusement center or for any other possible future closures, including the impairment of the goodwill and intangible asset the Company recognized upon its acquisition of AWLLC on October 31, 2005. While the Company believes its AWP machines do not violate Texas law regarding gambling devices or otherwise, there are no assurances the Company will ultimately prevail in court. In the event the Company is forced to cease operations of its AWP gaming business in Texas, it would have a material and adverse effect on the Company’s results of operations and financial position.

Item 2. Management's Discussion and Analysis or Plan of Operation.

Forward-Looking Statements

This Quarterly Report on Form 10−QSB contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that reflect our current views with respect to certain current and future events and financial performance. These forward-looking statements may be identified by words such as “may,” “will,” “expect,” “intend,” “anticipate,” “believe,” “estimate,” “plan,” “project,” “could,” “should,” “continue” and similar terms, and are and will be, as the case may be, subject to many risks, uncertainties and factors relating to our operations and business environment which may cause our actual results to be materially different from any future results, expressed or implied, in these forward-looking statements.

You should be aware that our actual financial and operational results could differ materially from those contained in the forward-looking statements due to a number of factors including, but not limited to, the following: uncertainty about and/or changes in laws or regulations affecting the Amusement-With-Prize industry in Texas; competition within and outside of our bingo supply and AWP gaming industries; our ability to respond to new competitive developments in bingo and AWP games and gaming technology; our ability to effectively finance and execute a successful business strategy; our ability to protect our intellectual property through patents, trademarks, copyrights and confidentiality agreements; our reliance on automated systems and the adverse impact due to any failure of these systems; our ability to attract and retain qualified employees; possible business combinations and other strategic partnerships, divestures and other significant transactions that might involve additional uncertainties and financial risks; and other risks and uncertainties described from time to time in certain of our reports filed with the U.S. Securities and Exchange Commission (SEC), including those risks and described under Risk Factors in our Annual Report on Form 10-KSB for the fiscal year ended October 29, 2006.

We undertake no obligation to publicly update or revise any forward-looking statements to reflect events or circumstances that may arise after the date of this quarterly report.

Plan of Operation

Aces Wired was incorporated in Nevada in December 2001 as OEF Corporate Solutions, Inc. On October 4, 2006, we acquired 100% of the ownership interests in Goodtime Action Amusement Partners, L.P. (Goodtime) and Amusement Innovation Partners, LLC (AIP), the general partner of Goodtime, in exchange for 7,623,580 shares of our common stock. Concurrent with our acquisition of Goodtime and AIP, we amended and restated our articles of incorporation and bylaws, whereby we, among other things, changed our name to Aces Wired, Inc.

Our original line of business was to provide EDGAR (electronic data gathering, analysis and retrieval) services to companies that file reports with the SEC. With our acquisition of Goodtime, we became a gaming and recreation company and the parent of K&B Sales, Inc. (K&B) and Aces Wired, LLC (AWLLC). K&B distributes games and related equipment, supplies and branded pull tabs to charity bingo licensees throughout Texas and has been in operation for over 28 years. AWLLC, formed on June 11, 2004, is a company targeting the rapidly growing Amusement-With-Prize (AWP) market in Texas where it utilizes its proprietary financial redemption/player card system (called the Ace Advantage Card system), which we believe gives us a distinct competitive advantage in the Texas AWP gaming market. This system allows players to store their winnings for future redemptions for a variety of non-cash merchandise from participating merchants who accept debit cards. As of March 12, 2007, we were operating 130 AWP machines in four gaming amusement centers (called Ace Gaming Amusement Centers) throughout Texas.

As described in Note 13, “Subsequent Events,” to our consolidated financial statements included in this Quarterly Report on Form 10-QSB, on March 6, 2007, the Attorney General of Texas issued Opinion No. GA-0527 (the Opinion) in which he stated that gaming machines that rewarded play with a stored-value card such as our Ace Advantage Card are gambling devices and therefore are illegal in Texas. Under Texas law, an Attorney General’s opinion is not controlling on the state or binding on a court of law in that state. Ultimate determination of a law's applicability, meaning or constitutionality is determined by the Texas courts. On March 8, 2007, and as a direct consequence of the Opinion, we elected to close our remaining gaming amusement center in Corpus Christi, Texas pending legal review. A court hearing is tentatively set for March 22, 2007 in Nueces County, Texas which will consider the question of whether our AWP gaming operations are legal under Texas law, and it is unlikely we will be able to reopen this gaming amusement center before such date.

In Texas, AWP gaming is not a state regulated industry and state laws pertaining to gambling are interpreted and enforced usually at the county level. Accordingly, even if we prevail in the March 22, 2007 court hearing that does not guarantee we will not face similar legal actions to close our AWP gaming operations in other counties in Texas. We cannot presently determine the outcome of the aforementioned March 22, 2007 court hearing and/or the likelihood that we will have to close more or all of our gaming amusement centers in the future and whether or not such closures will be temporary or permanent. Accordingly, we did not recognize impairment losses associated with the March 8, 2007 closure of the Corpus Christi gaming amusement center or for any other possible future closures, including the impairment of the goodwill and intangible asset we recognized upon our acquisition of AWLLC on October 31, 2005. While we believe our AWP machines do not violate Texas law regarding gambling devices or otherwise, there are no assurances we will ultimately prevail in court. In the event we are forced to cease operations of our AWP gaming business in Texas, it would have a material and adverse effect on our results of operations and financial position.

Pending the outcome of these legal proceedings, our business plan will continue to focus on growing our AWP gaming business in Texas and in other states by opening new gaming amusement centers and/or expanding our existing gaming amusement centers. However, in light of the Opinion we have slowed or halted certain projects we were undertaking to expand our AWP gaming business in Texas during the second and third quarters of our fiscal year ending October 28, 2007. In the interim, we will redirect our attention to a greater degree on growing our company by expanding our bingo supply business in Texas and other states and by acquiring gaming and recreation related businesses that are complementary to our business plan.

As of October 29, 2006, we operated approximately 220 AWP machines in Texas, including 37 machines owned by other companies. We opened one gaming amusement center in Amarillo, Texas with 50 of our AWP machines during our first fiscal quarter ended January 28, 2007. In addition to the March 8, 2007 closure discussed above, we also closed a smaller gaming amusement center in Corpus Christi in early February 2007 due to operational reasons, which closures collectively removed 60 of our AWP machines from operations. Also in March 2007, we removed 40 of our AWP machines from a gaming center in El Paso, Texas where we were a joint operator and ended our involvement in that gaming amusement center.

During our second and third fiscal quarters ending April 29, 2007 and July 29, 2007, respectively, we had planned to open three new gaming amusement centers, expand our existing gaming amusement center in Ft. Worth, Texas and remodel the gaming amusement center in Corpus Christi we closed on March 8, 2007. If eventually completed in its entirely, this expansion plan will allow us to ultimately operate up to 845 additional AWP machines in Texas at an estimated cost of approximately $2.5 million, including the cost of certain of the incremental AWP machines we will need to support such growth. Subsequent to the issuance of the Opinion, we curtailed work on the tenant improvements related to the one new gaming amusement center and the expansion of the Ft. Worth gaming amusement center we had planned to open in the second fiscal quarter of 2007. We have also stopped all work related to tenant improvements for the two new gaming amusement centers and the remodeling of the Corpus Christi gaming amusement center that were scheduled for completion in the third fiscal quarter of 2007. As of March 12, 2007, we had made and/or had firm commitments to make expenditures related to the above capital projects of approximately $1.5 million.

As of March 15, 2007, we had 115 employees, 86 of whom were full time employees and 29 were part-time employees. Four of our employees are executive officers of the Company, 74 of our employees and 32 of our employees, respectively, work in our AWP gaming and bingo supply distribution businesses, and the rest of our employees perform accounting and other corporate administrative functions. None of our employees are subject to collective bargaining agreements.

Other information about us is available at http://www.aceswired.com. Our annual reports on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K and other reports, as well as any amendments and exhibits to those reports, are available free of charge through our website as soon as reasonably practicable after we file them with the SEC.

Results of Operations

We incurred a net loss of approximately $829,000 ($0.12 per basic and diluted common stock share) on net revenues of $5.5 million for the 13-week period ended January 28, 2007 (hereinafter the first fiscal quarter of 2007) compared to a net loss of approximately $78,000 ($0.01 per basic and diluted common stock share) on revenues of $4.0 million for the 13-week period ended January 29, 2006 (hereinafter the first fiscal quarter of 2006). The principal difference between the results of operations for the comparable 13-week periods of 2007 and 2006 was due to a net increase in corporate overhead expenses and income taxes in the 2007 period of approximately $0.9 million, inclusive of share-based compensation of approximately $0.7 million.

First Fiscal Quarter of 2007 Compared to First Fiscal Quarter of 2006

We operate and manage separately two business segments, our bingo supply business segment (Bingo) and our AWP gaming business segment (AWP). We do not allocate corporate overhead, share-based compensation, certain other income (expense) items and income taxes to our operating business segments. For the first fiscal quarter of 2007, our bingo supply and AWP gaming business segments generated net income (loss) before income taxes of approximately $823,000 and $(200,000), respectively. For the first fiscal quarter of 2006, our bingo supply and AWP gaming business segments generated net income (loss) before income taxes of approximately $656,000 and $(195,000), respectively. We have been in the bingo supply business for over 28 years, and we only began to earnestly build our AWP gaming business during the first fiscal quarter of 2006. Therefore, the results of operations for our AWP gaming business during the first fiscal quarters of 2007 and 2006 are not necessarily comparable or indicative of the financial prospects for our AWP gaming business in the near term. Additionally, corporate expenses for the first fiscal quarter of 2006 were significantly less than corporate expenses for the first fiscal quarter of 2007 because most of our corporate infrastructure was created after we acquired Goodtime in October 2006, and there was no share-based compensation expense recognized in the first fiscal quarter of 2006.

The following are condensed statements of operations for our business segments for the first fiscal quarters of 2007 and 2006.

	13-week Period ended January 28, 2007
	Bingo	AWP	Corporate	Consolidated
Revenues, net	$3,878,203	$1,614,518	$-	$5,492,721
Share-based compensation	-	-	706,568	706,568
Expenses - other	3,060,640	1,776,876	869,487	5,707,003
Operating income (loss)	817,563	(162,358)	(1,576,055)	(920,850)
Other income (expense), net	5,238	(38,042)	53,128	20,324
Income (loss) before income taxes	822,801	(200,400)	(1,522,927)	(900,526)
Income tax benefit	-	-	71,309	71,309
Net income (loss)	$822,801	$(200,400)	$(1,451,618)	$(829,217)

	13-week Period ended January 29, 2006
	Bingo	AWP	Corporate	Consolidated
Revenues, net	$3,751,423	$201,220	$-	$3,952,643
Expenses - other	3,102,061	396,029	469,278	3,967,368
Operating income (loss)	649,362	(194,809)	(469,278)	(14,725)
Other income (expense), net	6,325	-	(4,699)	1,626
Income (loss) before income taxes	655,687	(194,809)	(473,977)	(13,099)
Income tax expense	-	-	(64,613)	(64,613)
Net income (loss)	$655,687	$(194,809)	$(538,590)	$(77,712)

Our results of operations at a business segment level are discussed below.

Bingo Business Segment

The significant changes in the results of operations for our bingo business segment in the first fiscal quarter of 2007 compared to the first fiscal quarter of 2006 are shown in the table below.

	First	Increase (decrease) from
	Fiscal Quarter	First Fiscal Quarter of 2006
	of 2007	Amount	Percentage
Revenues	$3,878,203	$126,780	3.38
Cost of sales	2,119,224	(859)	(0.04)
Operating expenses	856,615	(42,063)	(4.68)
Depreciation and amortization	84,801	1,501	1.80
Other income (expense), net	5,238	(1,087)	(17.19)
Income before income taxes	$822,801	167,114	25.49

The bingo market in Texas is a mature market. Accordingly, and absent the passage of certain pending legislation which will allow for the introduction of new bingo gaming products into the Texas market and/or our capture of additional market share by acquiring certain of our competitors, we do not expect any meaningful revenue growth in the Texas market during the remainder of our fiscal year ended October 28, 2007. We are considering providing bingo supply services in nearby states where bingo gaming is legal and provided that we can obtain the required licenses. However, we have not currently undertaken nor made any meaningful plans to either acquire a competing business in Texas or expand our bingo supply business outside of that state.

AWP Business Segment

We operated seven gaming amusement centers throughout the first fiscal quarter 2007, whereas only three gaming amusement centers were operating at various times during the first fiscal quarter of 2006 (only one of which operated throughout that quarter). The following table shows the changes in the results of operations for our AWP business segment for the comparable first fiscal quarters of 2007 and 2006.

	First	Increase (decrease) from
	Fiscal Quarter	First Fiscal Quarter of 2006
	of 2007	Amount	Percentage
Revenues, net	$1,614,518	$1,413,298	702.36
Operating expenses	1,558,827	1,254,451	412.14
Depreciation and amortization	218,049	126,396	137.91
Other income (expense), net	(38,042)	(38,042)	(100.00)
Loss before income taxes	$(200,400)	(5,591)	2.87

We only began to earnestly grow our AWP gaming business during the first fiscal quarter of 2006, and for that period and most of our fiscal year ended October 29, 2006, our AWP gaming business was essentially in a start up phase such that we incurred significant expenses associated with building an infrastructure for and growing and promoting that business segment. By the end of our first fiscal quarter of 2007, substantially all of the infrastructure was in place to support our AWP gaming business and our near-term plans to expand that business segment, and our Ace Gaming Amusement Centers were generating enough revenue such that our AWP gaming business was approaching an operating breakeven level. Measured as a percentage of net operating revenues, our operating loss for the first fiscal quarter of 2007 was approximately 10% compared to an operating loss of approximately 97% for the same period in 2006.

As discussed previously, on March 6, 2007, the Attorney General of Texas issued an opinion in which he stated that AWP gaming machines that store a player’s winnings on a stored-value debit card are effectively gambling devices and therefore are illegal in Texas. This opinion by the Attorney General of Texas creates risks relating to our ability to continue to operate our AWP gaming business in Texas, which is currently the only state in which we operate this business segment. While we believe our AWP machines are compliant with applicable Texas law and intend to vigorously defend that claim in the Texas courts, there are no assurances we will receive favorable rulings from the courts, and that we will not have to eventually close some or all of our gaming amusement centers in Texas. While we intend to introduce our AWP gaming services in other states, we have not currently undertaken any significant actions to expand this business segment outside of Texas.

Corporate Overhead

In addition to share-based compensation and income taxes, corporate overhead includes the salaries and benefits for our executive officers and other corporate employees, legal and accounting fees incurred for the audits and reviews of our consolidated financial statements, compliance with SEC reporting requirements and general corporate matters, and other corporate and fiscal expenses such as director and officer liability insurance.

Corporate overhead, excluding income taxes, increased by approximately $1.0 million during the first fiscal quarter of 2007 compared to the same fiscal quarter of 2006, which increase was substantially due to approximately $707,000 of share based compensation expense recognized in the 2007 period. Other significant increases in corporate overhead expenses during our first fiscal quarter of 2007 included legal and accounting fees of $194,000 and salaries and related benefits of $153,000. For the remainder of our fiscal year 2007, we could incur significant expenses for legal services in connection with litigation resulting from the Texas Attorney General’s March 6, 2007 opinion. Otherwise, and excepting income taxes and the expenses, if any, that might arise from the grants of awards, bonuses and/or other compensation under the 2007 Stock Incentive Plan and the employment agreements discussed below, we do not expect any significant changes in our other corporate overhead expenses during the remainder of our fiscal year ending October 28, 2007.

For the second fiscal quarter of 2007 and the last half of our fiscal year ending October 28, 2007, we will recognize additional share-based compensation expense of approximately $565,000 and $513,000, respectively. The share-based compensation expense is associated with the grant of restricted common stock shares we made concurrent with our acquisition of Goodtime in October 2006, which grant is described in Note 4, “Share-Based Compensation,” to our consolidated financial statements included in this Quarterly Report on Form 10-QSB. We did not recognize any share-based compensation expense associated with the grant of the restricted common stock shares or otherwise during the first three quarters of our fiscal year ended October 29, 2006.

The approximate $136,000 net decrease in income tax expense during the first fiscal quarter of 2007 was due primarily to the fact that we had a taxable net loss for the 2007 period compared to taxable income for the same period of 2006. Our income tax provisions for the subject 13-week periods of 2007 and 2006 are discussed in more detail in Note 10, “Income Taxes,” to our consolidated financial statements included in this Form 10-QSB.

On March 8, 2007, our stockholders approved the Aces Wired, Inc. 2007 Stock Incentive Plan (the 2007 Stock Incentive Plan). The 2007 Stock Incentive Plan allows for grants to our employees (inclusive of our executive officers), non-employee directors and other persons providing goods and services to us of restricted common stock shares, options to acquire shares of our common stock, stock appreciation rights and certain other common stock and cash based awards as are defined in the 2007 Stock Incentive Plan. The maximum number of common stock shares for which grants may be awarded under the 2007 Stock Incentive Plan at any one time is limited to 15% of the total outstanding shares of our common stock, subject to adjustment for events such as stock dividends and stock splits. Additionally, the maximum number of common stock shares for which grants may be awarded in any one calendar year is limited to 8% of the number of common stock shares outstanding as of the first day of such calendar year. As of March 14, 2007, no awards had been made under the 2007 Stock Incentive Plan, and we cannot currently estimate the effects on our results of operations resulting from future awards under the 2007 Stock Incentive Plan.

On March 8, 2007, the Compensation Committee of our Board of Directors (the Compensation Committee) approved employment agreements (the Employment Agreements) between our president/chief executive officer and our chief operating officer and us. The term of each of the Employment Agreements is for three years (effective March 1, 2007) unless terminated earlier. Each officer is guaranteed a minimum annual salary of $350,000 (which is equal to their current annual salary) during the terms of the Employment Agreements, can earn annual bonuses and participate in all other compensation and benefits plans provided generally to all of our employees, including the 2007 Stock Incentive Plan. The Employment Agreements also provide the officers or their heirs, as applicable, with certain compensation in the event their employment with us ends prior to the expiration of the Employment Agreements due to reasons such as their death, disability or termination by us without cause. We cannot currently estimate the effects on our results of operations resulting from additional compensation, if any, under either or both of the Employment Agreements.

On March 8, 2007, the Compensation Committee approved a new employment agreement (the New Agreement) between our chief financial officer and us effective April 1, 2007, which expires on March 1, 2010. The New Agreement also provides our chief financial officer with a guaranteed a minimum annual salary of $230,000 (which is equal to his current annual salary) and allows for him to earn annual bonuses and to participate in all other compensation and benefits plans provided generally to all of our employees, including the 2007 Stock Incentive Plan. The New Agreement also provides him or his heirs, as applicable, with certain compensation in the event his employment with us ends prior to the expiration of the New Agreement due to reasons such as his death, disability or termination by us without cause. We cannot currently estimate the effects on our results of operations resulting from additional compensation, if any, under the New Agreement.

Liquidity and Financial Position

As of January 28, 2007, we had cash and cash equivalents of $5.8 million, a decrease of approximately $1.3 million from cash and cash equivalents of $7.1 million as of October 29, 2006. We also had restricted cash on those dates of $255,000 and $250,000, respectively, which consisted entirely of non-interest bearing accounts controlled by two banks that currently sponsor our Ace Advantage Card. One of those sponsorship agreements was effectively terminated December 31, 2006, and we expect that bank to release to us not later than March 31, 2007 the $250,000 of restricted funds it is holding. Under our other and surviving sponsorship agreement, we are currently required to maintain a restricted deposit account of $5,000 with that bank, which amount is included in other assets in the accompanying consolidated condensed balance sheet as of January 28, 2007.

The $1.3 million decrease in cash and cash equivalents during the first fiscal quarter of 2007 was due to primarily to expenditures for equipment purchase deposits, facility lease security deposits and prepaid expenses associated with the expansion of our AWP gaming business, the settlement of net operating liabilities (principally income taxes payable) and repayments of debt and capitalized lease obligations. During the comparable 13-week period of 2006, cash and cash equivalents increased by approximately $1.4 million resulting primarily from the issuance of $1.6 million of notes payable to related parties and $0.7 million of capital contributions to Goodtime, which cash sources were used in part by expenditures of $1.0 million for capital assets primarily for our AWP gaming business. The notes payable to related parties are described in more detail at Note 11, “Transactions with Related Parties,” to our consolidated financial statements included in this Quarterly Report on Form 10-QSB.

As discussed previously, in the second and third quarters of our fiscal year ended October 28, 2007, we had expected to open three new gaming amusement centers and expand and remodel two of our existing gaming amusement centers at a total cost of approximately $2.5 million. Of that amount, approximately $1.4 million is for tenant improvements to these leased facilities and for personal property other than the AWP machines we need to accommodate this growth. To date, we have incurred approximately $0.4 million of related capital expenditures principally for tenant improvements for one new gaming amusement center and the expansion of an existing gaming amusement center we had planned to open in the second fiscal quarter of 2007. Until a court ruling in made regarding the legality of our AWP gaming in Texas, we do not intend to make or commit to further capital expenditures for the above two projects or the AWP gaming related capital projects that were scheduled for completion in the third fiscal quarter of 2007. Additionally, in connection with the planned expansion of our AWP gaming business, we placed firm orders for AWP machines costing approximately $1.1 million, for which we had made purchase deposits of approximately $576,000 as of March 12, 2007.

We presently estimate that our other capital expenditures for the remainder of our fiscal year 2007 will be approximately $420,000, most of which is for vehicles and computer equipment for our bingo supply business. However, we presently have no firm commitments related to any of these other capital expenditures, and we can adjust the level of our spending for these other capital assets based on our then current and projected available cash.

In December 2006 and January 2007, we entered into lease agreements to expand our existing gaming amusement center in Ft. Worth and to open three new gaming amusement centers. Minimum monthly rentals under these leases range from $5,000 to $30,000, excluding certain executory costs for which we are responsible under two of the leases. The basic terms of three of the leases are five years, and the basic term for the remaining lease is 10 years. All of the leases provide us with the options to terminate the leases early with no or minimal penalties if we are precluded from operating our AWP gaming business at those locations due to regulatory reasons. We currently have not given notice to any of the subject lessors of our intent to terminate the leases early due to the possible adverse consequences resulting from the opinion issued by the Attorney General of Texas on March 6, 2007.

We believe we can generate sufficient cash flow from operations to sustain our operations and satisfy our commitments regarding the expansion of our AWP business and other financial obligations for at least the next 12-month period. We also have a $0.9 million bank credit facility under which there are currently no outstanding financial obligations. This credit facility is secured by certain assets of our bingo supply business and expires on April 30, 2007. We believe we can extend and/or increase the borrowing capacity under this bank credit facility although there are no assurances we will be able to do so. We presently do not have any intention to issue additional equity or debt securities. However, we may do so in the future provided such financing is available, can be made under commercially reasonable terms and is complementary to our long-term business plan.

Item 3. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Based on an evaluation conducted by our management, including our chief executive officer (CEO) and our chief financial officer (CFO) as of the end of the period covered by this quarterly report, our CEO and CFO concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) are effective to reasonably ensure that information required to be disclosed in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

During the fiscal quarter ended January 28, 2007, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 6. Exhibits.

Number	Description

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.*

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 Certification.*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 Certification.*

*	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Aces Wired, Inc.

Date: March 19, 2007	By:	/s/ Christopher C. Domijan
Christopher C. Domijan
Executive Vice President, Chief Financial Officer and Secretary