Form 10QSB
period 2007-04-29
Aces Wired Inc
filed 2007-06-13
CIK 1164621

As filed with the Securities and Exchange Commission on June 13, 2007

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 29, 2007

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

The number of shares of our common stock outstanding as of June 8, 2007 was 7,959,195 shares, net of 40,824 treasury shares.

Transitional Small Business Disclosure Format (check one). Yes  ☐ No ☒

	ACES WIRED, INC.
	TABLE OF CONTENTS

		Page

PART I.	FINANCIAL INFORMATION	3

Item 1.	On October 4, 2006, Aces Wired, Inc. (formerly OEF Corporate Solutions, Inc.) issued 7,623,580 shares of its common stock for all of the ownership interests in Goodtime Action Amusement Partners, L.P. and Amusement Innovation Partners, LLC. See the Notes to the Consolidated Financial Statements of Aces Wired, Inc. included in this Quarterly Report on Form 10-QSB for further information regarding the impact of such acquisition to these consolidated financial statements.	3

	Consolidated Financial Statements of Aces Wired, Inc. (unaudited)

	Consolidated Condensed Balance Sheets as of April 29, 2007 and October 29, 2006	3

	Consolidated Statements of Operations for the 13-week and 26-week Periods ended April 29, 2007 and April 30, 2006	4

	Consolidated Statement of Changes in Stockholders’ Equity for the 26-week Period ended April 29, 2007	5

	Consolidated Statements of Cash Flows for the 26-week Periods ended April 29, 2007 and April 30, 2006	6

	Notes to Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis or Plan of Operations	14

Item 3.	Controls and Procedures	27

PART II.	OTHER INFORMATION	27

Item 1.	Legal Proceedings

Item 4.	Submission of Matters to a Vote of Security Holders	27

Item 6.	Exhibits	28

	Signatures	29

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Aces Wired, Inc.
Consolidated Condensed Balance Sheets
As of April 29, 2007 and October 29, 2006
	April 29,	October 29,
	2007	2006

ASSETS	(unaudited)	(audited)

Current assets
Cash and cash equivalents	$4,269,813	$7,101,042
Restricted cash	250,000	250,000
Trade accounts receivable, net of provisions for doubtful accounts of
$103,273 and $114,142 for 2007 and 2006, respectively	938,166	801,008
Inventory, net of valuation provisions of $151,708 and $145,027 for 2007
and 2006, respectively	847,824	879,154
Prepaid expenses and other	547,937	387,297
Deferred income tax assets	104,921	53,582
Total current assets	6,958,661	9,472,083

Property and equipment, net of accumulated depreciation and amortization
of $2,481,874 and $1,978,781 for 2007 and 2006, respectively	5,863,655	4,569,361

Goodwill	2,913,522	2,913,522

Intangible assets, net of accumulated amortization of $346,684 and
$225,564 for 2007 and 2006, respectively	1,306,716	1,427,836

Other assets	276,666	104,971
Total assets	$17,319,220	$18,487,773

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Current maturities of long-term debt and capitalized lease obligations	$1,692,222	$646,718
Trade accounts payable	232,673	550,486
Income taxes payable and accrued expenses	873,047	841,461
Total current liabilities	2,797,942	2,038,665

Long-term debt and capitalized lease obligations, less current maturities	748,407	2,157,929

Deferred income tax liabilities	217,779	263,967

Other deferred liabilities and credits	209,418	-
Total liabilities	3,973,546	4,460,561

Stockholders' equity
Preferred stock and common stock, net of treasury stock	9,571	9,612
Additional paid-in capital	17,308,946	16,128,690
Accumulated deficit	(3,972,843)	(2,111,090)
Total stockholders' equity	13,345,674	14,027,212
Total liabilities and stockholders' equity	$17,319,220	$18,487,773

See accompanying Notes to Consolidated Financial Statements.

Aces Wired, Inc.
Consolidated Statements of Operations
For the 13-week and 26-week Periods ended April 29, 2007 and April 30, 2006
(unaudited)

	13-week Period ended		26-week Period ended
	April 29,	April 30,	April 29,	April 30,
	2007	2006	2007	2006

Revenues
Bingo supply and services	$4,066,021	$4,268,396	$7,944,224	$8,019,819
Gaming amusement centers	1,620,445	610,360	3,321,507	811,710
	5,686,466	4,878,756	11,265,731	8,831,529
Less promotional allowances	65,501	20,112	164,750	21,777
Net revenues	5,620,965	4,858,644	11,100,981	8,809,752

Expenses
Cost of sales - bingo supply and services	2,241,228	2,387,853	4,360,452	4,507,936
Operating expenses - gaming amusement centers	1,812,872	971,189	3,358,994	1,274,029
Operating expenses - bingo supply and services	841,505	936,671	1,698,120	1,835,349
Corporate overhead	917,412	361,971	1,782,500	831,249
Share-based compensation	473,647	-	1,180,215	-
Depreciation and amortization	329,961	206,423	637,210	381,377
Total expenses	6,616,625	4,864,107	13,017,491	8,829,940

Operating loss	(995,660)	(5,463)	(1,916,510)	(20,188)

Other income (expense)
Interest income	36,705	4,209	105,741	8,512
Interest expense	(48,438)	(17,380)	(100,155)	(23,884)
Other, net	(192,849)	5,222	(189,844)	9,049
Total other income (expense), net	(204,582)	(7,949)	(184,258)	(6,323)

Loss before income taxes	(1,200,242)	(13,412)	(2,100,768)	(26,511)

Income tax benefit (expense)	167,706	(213,617)	239,015	(278,230)

Net loss	$(1,032,536)	$(227,029)	$(1,861,753)	$(304,741)

Net loss per common stock share:
Basic and Diluted	$(0.14)	$(0.03)	$(0.26)	$(0.04)

Weighted average number of common
stock shares outstanding:
Basic and Diluted	7,370,885	6,933,939	7,285,928	6,895,403

See accompanying Notes to Consolidated Financial Statements.

Aces Wired, Inc.
Consolidated Statement of Changes in Stockholders’ Equity
For the 26-week Period ended April 29, 2007
(unaudited, except for the October 29, 2006 balances)

	Series A
	convertible		Additional
	preferred	Common	paid-in	Accumulated	Treasury
	stock (*)	stock (**)	capital	deficit	stock (**)	Total

Balance at October 29, 2006	$1,612	$8,000	$16,128,690	$(2,111,090)	$-	$14,027,212

Net loss for the 26-week period ended April 29, 2007	-	-	-	(1,861,753)	-	(1,861,753)
-
Share-based compensation	-	-	1,180,215	-	-	1,180,215
-
Forfeiture of 40,824 issued and unvested shares of common stock	-	-	41	-	(41)	-

Balance at April 29, 2007	$1,612	$8,000	$17,308,946	$(3,972,843)	$(41)	$13,345,674

(*)
Series A convertible preferred stock, nonredeemable, par value $.001; 5,000,000 shares authorized and 1,612,000 shares issued and outstanding as of April 29, 2007 and October 29, 2006 ($8,084,180 liquidation preference).

(**)
Common stock, $.001 par value; 45,000,000 shares authorized, 8,000,019 shares issued, and 7,959,195 and 8,000,019 shares outstanding, net of 40,824 and no treasury shares at par value, as of April 29, 2007 and October 29, 2006, respectively.

See accompanying Notes to Consolidated Financial Statements.

Aces Wired, Inc.
Consolidated Statements of Cash Flows
For the 26-week Periods ended April 29, 2007 and April 30, 2006
(unaudited)

	26-week Period ended
	April 29,	April 30,
	2007	2006

Cash flows from operating activities
Net loss	$(1,861,753)	$(304,741)
Adjustments to reconcile net loss to net cash provided by
(used in) operating activities:
Share-based compensation	1,180,215	-
Depreciation and amortization of property and equipment	516,090	295,626
Amortization of intangible assets	121,120	85,751
Provision for doubtful accounts receivable	(10,869)	12,021
Inventory valuation provision	84,850	142,002
Deferred income taxes	(97,527)	(34,586)
Other, net	19,218	2,374
Changes in operating assets and liabilities:
Trade accounts receivable	(126,289)	(67,015)
Inventory	(53,520)	(243,782)
Prepaid expenses and other current assets	(169,910)	(111,052)
Trade accounts payable	(317,813)	682,435
Income taxes payable and accrued expenses	(134,631)	275,431
Other operating assets and liabilities, net	111,547	(96,161)
Net cash provided by (used in) operating activities	(739,272)	638,303

Cash flows from investing activities
Cash acquired in business acquisition	-	35,221
Cash surrender value of officer life insurance policy	-	(8,100)
Acquisitions of property and equipment	(1,775,371)	(2,319,960)
Net cash used in investing activities	(1,775,371)	(2,292,839)

Cash flows from financing activities
Proceeds from issuance of notes payable to related parties	-	1,599,900
Proceeds from sale and leaseback transaction	-	1,000,000
Proceeds from borrowings under bank credit facility	-	300,000
Capital contributions to partnerships	-	667,749
Repayments of debt and capitalized lease obligations	(316,586)	(425,618)
Net cash provided by (used in) financing activities	(316,586)	3,142,031

Net increase (decrease) in cash and cash equivalents	(2,831,229)	1,487,495

Cash and cash equivalents - beginning of the period	7,101,042	500,616

Cash and cash equivalents - end of the period	$4,269,813	$1,988,111

See accompanying Notes to Consolidated Financial Statements.

Aces Wired, Inc.

Notes to Consolidated Financial Statements

1. Business and Basis of Presentation

Aces Wired, Inc. (Aces Wired or the Company), a Nevada corporation, is the parent company of Goodtime Action Amusement Partners, L.P. (Goodtime). Goodtime, a gaming and recreation company, was created on October 31, 2005 in a business combination with K&B Sales, Inc. (K&B) and Aces Wired, LLC (AWLLC). K&B distributes electronic bingo games and related equipment, supplies and branded pull tabs to charity bingo licensees throughout the state of Texas and has been in business for over 28 years. AWLLC was organized in June 2004 and currently operates in the Amusement-With-Prize (AWP) gaming market in Texas where it utilizes its proprietary financial redemption/player card system (the Ace Advantage Card system). This system allows the Company’s gaming patrons to use their winnings from playing the Company’s AWP games for redemptions for non-cash merchandise from participating merchants who accept debit cards. As of June 8, 2007, the Company operated 150 AWP machines in three gaming amusement centers (called Ace Gaming Amusement Centers) in Texas, the only state in which the Company currently conducts its AWP gaming business. The Company is based in Dallas, Texas.

As described in more detail at Note 2 and Note 11, in March 2007, the Company temporarily closed two of its AWP gaming amusement centers (one of which might be reopened during June 2007) and expects to close a third gaming amusement center pending the outcome of certain litigation related to the legality of its AWP gaming operations in those Texas counties where these gaming centers are located. The Company cannot currently or reasonably predict the outcome of this litigation or the duration of such closures, including whether any closures will become permanent, or the possibility that it might have to close other of its gaming amusement centers in Texas. Accordingly, these financial statements do not contain any adjustments, including the recognition of impairment losses on the Company’s goodwill and other long-lived assets associated with its AWP gaming business, related to the above actual and pending closures, the possible closure of other gaming amusement centers or the Company’s amusement-with-prize gaming business generally.

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10−QSB and Item 310(b) of Regulation S−B of the U.S. Securities and Exchange Commission (SEC). Accordingly, these interim financial statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying consolidated financial statements contain all adjustments, including normal recurring adjustments, necessary for the fair presentation of the Company’s consolidated results of operations and financial position for the periods presented. Demand for the Company’s bingo supply products is usually the strongest during the months January through March, but the bingo supply business does not otherwise typically experience significant monthly fluctuations throughout the year. Disregarding the closure of the gaming amusement centers discussed above, the Company expects that the seasonal demand for its relatively new AWP gaming services will mirror that of its bingo supply business. Accordingly, the results of operations for the periods presented are not necessarily indicative of the results of operations to be expected for the entire year. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto of Aces Wired, Inc. included in the Company’s Annual Report on Form 10−KSB for the fiscal year ended October 29, 2006.

2. Business Risk and Impairment

Texas law excludes from the definition of a gambling device all electronic, electromechanical, or mechanical contrivances designed, made and played solely for bona fide amusement purposes if the contrivance rewards the player exclusively with non-cash merchandise prizes, toys or novelties, or a representation of value redeemable for those items, subject to certain valuation limitations. The Company’s AWP machines, which are played exclusively with its Ace Advantage Card, are expressly designed and deployed in a manner that the Company believes is compliant with Texas law. On March 6, 2007, the Attorney General of Texas issued an opinion stating that AWP gaming machines that record a player’s winnings on a stored-value debit card are illegal in Texas because a stored-value debit card is a medium of exchange within the definition of cash and, therefore, does not constitute a non-cash merchandize prize. Under Texas law, the Attorney General’s opinion is not controlling on the state or binding on a court of law in that state. Ultimate determination of a law's applicability, meaning or constitutionality is determined by the Texas courts.

However, in March 2007, local authorities in Nueces County, Texas and Bell County, Texas threatened legal actions in response to the Attorney General’s opinion that resulted in the temporary closure of the Company’s gaming amusement centers in Corpus Christi, Texas and Killeen, Texas, claiming that the Company’s AWP machines, together with its Ace Advantage Card, operate in a manner similar to the types of cards and gaming machines described in the Attorney General’s opinion and are therefore illegal gambling devices. In March 2007, the Company was notified by authorities in Potter County, Texas that the Company can continue to operate its gaming amusement center in Amarillo, Texas until such time that Potter County files a nuisance action against the Company for the purpose of determining whether the Company’s AWP gaming machines constitute gambling devices, gambling paraphernalia or both under Texas law. Under the terms of this arrangement, the Company will be required to close the Amarillo center once legal action commences and possibly throughout the period such action is litigated, which had not occurred as of June 8, 2007. The Company cannot currently determine when or even if the litigation in Potter County will commence, nor is the Company aware of any planned or threatened legal actions that might require it to close either or both of its other two AWP gaming amusement centers still in operations.

Aces Wired, Inc.

Notes to Consolidated Financial Statements

The Company cannot currently or reasonably predict the outcome of the litigation in Nueces County and Bell County, or the duration of the closures of its Corpus Christi and Killeen gaming centers, including whether such closures will become permanent. Also, the Company cannot determine when or if legal action against it in Potter County will commence, or the duration or outcome of such litigation if it is initiated. In the event the Company loses any or all three of these actual and potential court cases, the Company is considering, but is not committed to, the possibility of introducing new types of games and/or gaming related businesses at those centers, including a different type of sweepstakes-based form of AWP gaming the Company might introduce in the Corpus Christi gaming amusement center later in June 2007. The Company estimates that depending on which and how many, if any, of the subject leaseholds the Company might ultimately vacate, it would incur a loss of between $51,000 and $358,000 resulting from the abandonment of the tenant improvements at those leaseholds and the accrual for remaining minimum lease payments arising from the early termination of the leases, as is provided for in those agreements.

Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” (SFAS 142) and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (SFAS 144) require an entity to test its goodwill and other long-lived assets, including intangible assets subject to amortization, whenever events and circumstances indicate that such assets might be impaired. In light of the adverse advents resulting from the March 6, 2007 opinion by the Attorney General of Texas, the Company tested the carrying values of its goodwill, intangible assets and other long-lived assets associated with its AWP gaming business in accordance with SFAS 142 and SFAS 144. The tests were performed both at a business enterprise level and specifically for each of the Company’s three gaming amusement centers still in operations and assuming there were no interruptions or other adverse changes in the operations of those gaming centers. Based on the results of these tests, management concluded that the carrying values of its goodwill and other long-lived assets associated with its AWP gaming business, including intangible assets subject to amortization, were not impaired as of April 29, 2007.

While the Company believes its AWP machines do not violate Texas law regarding gambling devices or otherwise, there are no assurances the Company will ultimately prevail in court. Further, because AWP gaming is not a state regulated industry in Texas, even if the Company prevails in any or all of the litigation discussed above, that does not guarantee the Company will not face similar legal actions against its AWP gaming operations in other counties in Texas. In the event the Company is forced to cease operations of all or substantially all of its AWP gaming business in Texas for a prolonged period, if not permanently, it would have a material and adverse effect on the Company’s results of operations and financial position.

3. Goodtime

Goodtime, a Texas limited partnership, was formed on September 26, 2005, and on October 31, 2005, it acquired 100% of the issued and outstanding common stock shares of K&B and 100% of the outstanding ownership interests in AWLLC. Goodtime’s acquisition of K&B and AWLLC was accounted for as a business combination pursuant to SFAS No. 141, “Business Combinations.” Due primarily to the significance of K&B’s financial position and operations as of October 31, 2005 compared to the financial positions and operations of Goodtime and AWLLC as of that date, K&B was considered to be the accounting acquirer and predecessor company of Goodtime and, consequently, of the Company.

Based on the terms of the business combination, K&B effectively acquired 100% of the ownership interests in AWLLC in exchange for 50% of the equity interests in K&B. Accordingly, the total consideration given by K&B to acquire AWLLC was determined to be 50% of the fair value of K&B as of October 30, 2005, or $4.49 million, which valuation was done on an enterprise value basis by an independent valuation firm engaged by management. K&B also incurred direct acquisition costs of $60,000 in connection with the transaction. The following table summarizes the fair values allocated to AWLLC’s tangible and intangible assets and liabilities as of October 31, 2005, which fair values were determined by management with the assistance of the same independent valuation firm that appraised K&B.

Cash	$35,221
Other tangible assets	1,029,390
Intangible asset (favorable electronic games contract)	669,000
Goodwill	2,913,522
Liabilities assumed	(97,133)
Total consideration paid	$4,550,000

Aces Wired, Inc.

Notes to Consolidated Financial Statements

Because Goodtime’s acquisition of K&B and AWLLC occurred on the first day of the Company’s fiscal year ended October 29, 2006, the Company’s actual results of operations for the 13-week and 26-week periods ended April 30, 2006 are effectively its pro forma results of operations for those same two periods.

4. Loss Per Common Stock Share

The Company’s acquisition of Goodtime on October 4, 2006 was accounted for as a reverse acquisition, or recapitalization, of Goodtime. Accordingly, the computations of basic and diluted net loss per common stock share for the 13-week and 26-week periods ended April 29, 2007 and April 30, 2006 are based on the premise that the Company acquired Goodtime on the first day of each of the subject periods. Additionally, in connection with the acquisition of Goodtime, approximately 1.1 million shares collectively of restricted common stock were granted to certain of the Company’s officers, certain employees and all of its non-employee directors. For the purposes of computing basic and diluted net loss per common stock share for the subject 13-week and 26-week periods in 2007 and 2006, it was assumed that such restricted common stock shares vested on and pursuant to their actual vesting dates and terms.

Approximately 588,000 and 673,000 weighted average shares of unvested restricted common stock are not included in the computations of diluted net loss per common stock share for the 13-week and 26-week periods ended April 29, 2007, respectively, because their inclusion would be antidilutive. For the 13-week and 26-week periods ended April 30, 2006, the calculations of diluted net loss per common stock share do not include approximately 1,026,000 and 1,065,000 weighted average shares of unvested restricted common stock, respectively, because their inclusion would be antidilutive.

5. Share-Based Compensation

Restricted Common Shares

On October 4, 2006, the Company granted approximately 1.1 million shares of restricted common stock to certain of its officers, certain employees and all of its non-employee directors. The grant of the restricted common stock was made in exchange for the profit interests such officers, employees and non-employee directors held in Goodtime prior to the Company’s acquisition of Goodtime in October 2006. The Company accounted for the exchange of the restricted common stock for the profit interests as a modification of an award pursuant to SFAS No. 123 (revised 2004), “Share-Based Payment,” (SFAS 123R) which the Company adopted during its fiscal year ended October 29, 2006.

Prior to its adoption of SFAS 123R, the Company had accounted for the profit interests as liability awards pursuant to the applicable provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended, using the intrinsic value based method. However, the Company had not recognized any associated compensation expense because the liability awards had market conditions that had not been nor were considered probable of being satisfied.

SFAS 123R provides guidance on the accounting for various types of modifications, including modifications of awards that result in a reclassification of the award to an equity award from a liability award (the grant of the restricted common stock shares is accounted for as an equity award as settlement of the award will be in shares of the Company’s common stock). Generally speaking, and subject to certain limitations, when an award is modified, the entity is deemed to have repurchased the original award by issuing a new award of equal or greater value and incurs additional compensation cost for the incremental value of the new award in the reporting period in which the modification occurs, subject to the other provisions of the new award, such as vesting.

The restricted common stock was initially valued at approximately $5.6 million in total (or $5.00 per share), of which approximately $474,000 (or $0.07 basic and diluted net loss per common share) and $1,180,000 (or $0.16 basic and diluted net loss per common share), respectively, was recognized as compensation expense during the 13-week and 26-week periods ended April 29, 2007. Approximately $786,000 of compensation cost related to the remaining unvested restricted common stock attributable to future service periods had not been recognized as of April 29, 2007, which related expense will be recognized using the graded vesting attribution method through the third quarter of the Company's fiscal year ending November 2, 2008. The Company did not recognize any compensation expense associated with the liability awards during the comparable 13-week and 26-week periods in fiscal year 2006. The fair value of the restricted common stock was based on the sales price per share for 1.612 million shares of convertible preferred stock the Company sold in a private placement as a condition precedent to its acquisition of Goodtime, which transaction is described in more detail at Note 8.

On March 9, 2007, a non-employee director resigned from the Company’s board of directors, which director had been granted approximately 51,000 shares of unvested restricted common stock in October 2006 in exchange for the director’s profit interest in Goodtime. Although the restricted shares were unvested, they were considered to be issued and outstanding common shares for legal purposes. The Company accelerated the vesting of 10,000 of the common shares effective as of the director’s resignation date in consideration for his past services on the board of directors. The remaining approximate 41,000 common shares were forfeited to the Company, which shares are accounted for as donated treasury stock using the par value method.

Aces Wired, Inc.

Notes to Consolidated Financial Statements

Approximately 427,000 shares of the restricted common stock vested during the 26-week period ended April 29, 2007, and approximately 356,000 shares of the restricted common stock were unvested as of that date.

2007 Stock Incentive Plan

On March 8, 2007, a majority of the Company’s common stockholders approved the Aces Wired, Inc. 2007 Stock Incentive Plan (the 2007 Stock Incentive Plan). The 2007 Stock Incentive Plan allows for grants to the Company’s employees (inclusive of its executive officers), non-employee directors and other persons providing goods and services to the Company of restricted common stock shares, options to acquire shares of common stock, stock appreciation rights and certain other common stock and cash based awards as are defined in the 2007 Stock Incentive Plan. The maximum number of common stock shares for which grants may be awarded under the 2007 Stock Incentive Plan at any one time is limited to 15% of the total outstanding shares of the Company’s common stock, subject to adjustment for events such as stock dividends and stock splits. Additionally, the maximum number of common stock shares for which grants may be awarded in any one calendar year is limited to 8% of the number of common stock shares outstanding as of the first day of such calendar year. As of June 8, 2007, no awards had been made under the 2007 Stock Incentive Plan.

6. Other Deferred Liabilities and Credits

Other deferred liabilities and credits as of April 29, 2007 consisted of the unamortized balance of an incentive the Company received under an operating lease agreement for one of its gaming amusement centers and the cumulative difference between recognized rent expense and rental payments related to operating lease agreements for the Company’s corporate offices and certain of its gaming amusement centers. The approximate $54,200 net carrying value as of April 29, 2007 of the deferred lease incentive is being amortized on a straight-line basis as a reduction in rent expense over the basic term of the underlying lease agreement.

7. Retirement Plans

The Company sponsors a 401(k) deferred compensation plan in which its employees may contribute up to 15% of their eligible earnings annually on a pretax basis. The Company matches 50% of the first 6% of the employees’ annual contribution to the plan. The Company’s matching contributions were approximately $18,400 and $32,800, respectively, for the 13-week and 26-week periods ended April 29, 2007, and approximately $18,200 and $30,600, respectively, for the comparable 13-week and 26-week periods in 2006.

8. Convertible Preferred Stock

On October 11, 2006, and as a condition precedent to its acquisition of Goodtime, the Company sold 1.612 million shares of its nonredeemable Series A convertible preferred stock (the Series A Preferred Stock) for $8.06 million (or $5.00 per share), before related issuance costs. The purchasers of the Series A Preferred Stock also received options to acquire up to an additional 322,400 shares of Series A convertible preferred stock at $5.00 per share (the Options). The Series A Preferred Stock automatically converts into an equal number of the Company’s common stock shares upon the effectiveness of a registration statement (the Registration Statement) the Company filed with the SEC on November 8, 2006, as amended on February 16, 2007 and May 25, 2007. The Options, if not previously exercised, expire upon the effectiveness of the Registration Statement.

As of June 8, 2007, the Registration Statement had not been declared effective by the SEC. Pursuant to the provisions of the Certificate of Designation for the Series A Preferred Stock, because the Registration Statement was not effective within 150 days of the issuance date of the Series A Preferred Stock, or March 10, 2007, the holders of the Series A Preferred Stock became entitled to dividends equal to $0.025 per share for each 30-day period following that deadline (or $40,300, pro rated for periods of less than 30 days). The holders of the Series A Preferred Stock are also entitled to payments if after conversion of the Series A Preferred Stock into the registered shares of the Company’s common stock, the former holders of the Series A Preferred Stock are prohibited from selling the common stock shares as a result of certain suspensions, if any, of the prospectus forming part of the Registration Statement. Such cumulative dividends are limited to 10% of the total gross sales proceeds of the Series A Preferred Stock, or $806,000.

In December 2006, the Financial Accounting Standards Board issued FASB Staff Position, EITF 00-19-2, “Accounting for Registration Payment Arrangements,” (FSP EITF 00-19-2) which addresses an issuer’s accounting for registration payment arrangements such as the one described above. FSP EITF 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, “Accounting for Contingencies.” For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to its issuance, FSP EITF 00-19-2 is effective for financial statements issued for fiscal years beginning after December 15, 2006 and interim periods within those fiscal years.

Aces Wired, Inc.

Notes to Consolidated Financial Statements

Although the Company is not required to adopt FSP EITF 00-19-2 until the first quarter of its fiscal year ending November 2, 2008, the Company elected to account for its liability to pay dividends to the holders of the Series A Preferred Stock pursuant to FSP EITF 00-19-2. Accordingly, in March 2007, the Company recognized a liability of approximately $192,000, which amount represents the Company’s estimate of the amount of dividends it has paid and will be required to pay to the holders of the Series A Preferred Stock before the Registration Statement is declared effective by the SEC. The resultant charge to earnings is included in other nonoperating expense at the accompanying consolidated statements of operations for the 13-week and 26-week periods ended April 29, 2007.

9. Income Taxes

The Company recorded income tax benefits of approximately $168,000 and $239,000, respectively, for the 13-week and 26-week periods ended April 29, 2007, and income tax expense of approximately $214,000 and $278,000, respectively, for the comparable periods ended April 30, 2006. The less than expected income tax benefits for the subject periods in fiscal year 2007 were due primarily to the fact that the share-based compensation expense incurred by the Company during those periods is not deductible for income tax purposes. The recognition of income tax expense for the 13-week and 26-week periods of 2006 was due principally to the non-deductibility of net operating losses incurred by certain of the Company’s subsidiaries prior to its acquisition of Goodtime in October 2006.

Subsequent to the Company’s acquisition of Goodtime, the Company has incurred significant net operating losses for book purposes and expects to incur a taxable loss for its fiscal year ending October 28, 2007. Further, the actual and potential adverse effects on the Company’s AWP business resulting from the opinion issued by the Attorney General of Texas in March 2007 creates additional doubts with respect to the Company’s ability to generate taxable profits in the future. Despite this, as of April 29, 2007, the Company has not recognized any valuation allowance on its deferred tax assets primarily because of its ability to carryback the current year-to-date net operating loss to the prior year in which the Company had consolidated taxable income.

10. Transactions with Related Parties

The Company leases certain warehouse and office space from two of its executive officers/common stockholders. The Company paid rentals of $48,000 and $96,000, respectively, under these leases during each of the 13-week and 26-week periods ended April 29, 2007 and April 30, 2006.

In November 2005, the Company borrowed approximately $1.0 million from two of its executive officers/common stockholders for working capital purposes, of which $639,000 was outstanding as of April 29, 2007 including accrued and unpaid interest of approximately $39,000. The Company recognized interest expense related to these borrowings of approximately $6,700 and $13,400, respectively, during the 13-week and 26-week periods ended April 29, 2007, and $6,700 and $12,500, respectively, during the 13-week and 26-week periods ended and April 30, 2006. Principal and accrued interest are payable at maturity of the notes on November 11, 2007 and are included in current maturities of long-term debt and capitalized lease obligations and income taxes payable and accrued expenses, respectively, in the accompanying consolidated balance sheet as of April 29, 2007.

In January 2006, the Company borrowed $600,000 from its chairman of the board and principal stockholder for working capital purposes, all of which was outstanding as of April 29, 2007 as well as accrued and unpaid interest of approximately $35,000. The Company recognized interest expense related to this borrowing of approximately $6,900 and $13,900, respectively, during the 13-week and 26-week periods ended April 29, 2007, and $6,900 and $7,600, respectively, during the 13-week and 26-week periods ended April 30, 2006. Principal and accrued interest are payable at maturity of the note on January 20, 2008 and are included in current maturities of long-term debt and capitalized lease obligations and income taxes payable and accrued expenses, respectively, in the accompanying consolidated balance sheet as of April 29, 2007.

One of the Company’s subsidiaries has a consulting agreement with an entity owned by the Company’s chairman of the board and principal stockholder, under which agreement that entity manages the daily operations of the subsidiary. The Company incurred expenses of approximately $20,300 and $40,600, respectively, under this agreement during each of the 13-week and 26-week periods ended April 29, 2007 and April 30, 2006.

11. Litigation

As discussed at Note 2, the Company is a party to certain litigation in Nueces County, Texas (Cause No. 07-60545-2; Aces Wired Amusement Center #5, LP v. Stellar Point, Ltd.) and Bell County, Texas (Cause No. 222,849-B; Aces Wired Amusement Center #2, LP v. Concho Rainbow, Inc.) regarding the Company’s rights to legally operate its AWP gaming business in compliance with the terms of the lease agreements for its gaming amusement centers in Corpus Christi and Killeen. Court hearings are currently scheduled for September 20, 2007 in Nueces County and June 25, 2007 in Bell County. Additionally, the Company was notified in March 2007 by the county attorney of Potter County, Texas of the county attorney’s intent to take legal action against the Company regarding its AWP operations at the Company’s gaming amusement center located in Amarillo. To date, Potter County has not initiated such legal action, and the Company cannot reasonably estimate when or if such legal action will commence.

Aces Wired, Inc.

Notes to Consolidated Financial Statements

The Company is also the plaintiff in certain litigation in Bexar County, Texas (Cause No. 2007-CI-07991, Aces Wired Amusement Center #8, LP and Aces Wired, Inc. v. Nilesh Enterprises, Inc.) regarding the Company’s right to exercise its option to terminate early a facility lease agreement for a gaming center in San Antonio, Texas. This litigation and the circumstances relating to its cause are described in more detail at Note 13. A court hearing date has not yet been scheduled.

Management is not aware of any other legal proceedings contemplated by any governmental authority or any other party involving the Company or its properties, nor is any of the Company’s directors, officers or affiliates a party adverse to the Company in any legal proceedings, or has an adverse interest to the Company in any legal proceedings.

12. Segment Information

The Company has two principal operating subsidiaries, K&B and AWLLC, each of which is a reportable business segment pursuant to SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” K&B has been in business for over 28 years and is a supplier of bingo games, branded pull tabs and bingo supplies in Texas. AWLLC, which was organized in June 2004, does business in the AWP gaming industry in Texas. As of June 8, 2007, and subsequent to the temporary closures of the Corpus Christi and Killeen gaming amusement centers discussed previously and the permanent closure of the gaming center described below, AWLLC was operating approximately 150 AWP machines in three gaming amusement centers, compared to the approximate 190 AWP machines AWLLC was operating in six gaming amusement centers as of the end of the Company’s fiscal year ended October 29, 2006.

The Company derives the results of operations and other financial information regarding K&B and AWLLC directly from the same financial reporting system that the Company uses to prepare its consolidated financial statements and other financial management reports. Management measures the performance of each operating business segment based on several metrics including net earnings from operations and earnings before interest, income taxes and depreciation and amortization. Management uses these financial metrics to assist it in evaluating the performance of and to assign resources to each of its operating business segments. The Company does not allocate to its operating business segments certain corporate-level expenses such as share-based compensation, income taxes and other corporate overhead. As used herein, the K&B business segment is referred to as Bingo and the AWLLC business segment is referred to as AWP. Unallocated corporate expenses are referred to as Corporate. The Company historically has had no intersegment revenues nor does it expect to have any significant intersegment revenues in the near term.

Selected financial data for the Company’s business segments for the 13-week and 26 week periods ended April 29, 2007 and April 30, 2006 are presented in the following tables.

Aces Wired, Inc.

Notes to Consolidated Financial Statements

	13-week Period ended
			Segment Income (Loss)
	Total Net Revenues		before Income Taxes
	April 29,	April 30,	April 29,	April 30,
	2007	2006	2007	2006

Bingo	$4,066,021	$4,268,396	$892,366	$867,306
AWP	1,554,944	590,248	(519,230)	(507,801)
Segment totals	$5,620,965	$4,858,644	$373,136	$359,505

	26-week Period ended
			Segment Income (Loss)
	Total Net Revenues		before Income Taxes
	April 29,	April 30,	April 29,	April 30,
	2007	2006	2007	2006

Bingo	$7,944,224	$8,019,819	$1,715,167	$1,522,992
AWP	3,156,757	789,933	(720,110)	(703,992)
Segment totals	$11,100,981	$8,809,752	$995,057	$819,000

	13-week Period ended		26-week Period ended
	April 29,	April 30,	April 29,	April 30,
	2007	2006	2007	2006

Segment income before income taxes	$373,136	$359,505	$995,057	$819,000
Corporate overhead excluding share-based
compensation and income taxes	1,099,731	372,917	1,915,610	845,511
Share-based compensation	473,647	-	1,180,215	-
Consolidated loss before income taxes	(1,200,242)	(13,412)	(2,100,768)	(26,511)
Income tax benefit (expense)	167,706	(213,617)	239,015	(278,230)
Consolidated net loss	$(1,032,536)	$(227,029)	$(1,861,753)	$(304,741)

Most of the Company’s assets are accounted for at a subsidiary level which for the most part corresponds with its business segments. Certain assets are, however, allocated by the Company to the business segment which is the principal beneficiary from the realization of those assets. Corporate and other unallocated assets after elimination of intercompany receivables and payables are composed primarily of cash and cash equivalents and deferred income tax assets and liabilities.

In February 2007, the Company closed a gaming amusement center in Corpus Christi, Texas due to poor financial performance and recognized an impairment loss of approximately $23,300 resulting from the abandonment of leasehold improvements to this gaming center. This loss and the settlement of the Company’s financial obligation under the subject lease agreement of $12,500 are included in operating expenses - gaming amusement centers at the accompanying statements of operations for the 13-week and 26-week periods ended April 29, 2007.

13. Subsequent Events

On April 30, 2007, the Company gave notice to the lessor of one of its gaming amusement centers of the Company’s intention to terminate that lease early. The Company entered into this lease in December 2006 for the purpose of opening a new gaming amusement center in San Antonio, Texas in the second fiscal quarter of 2007. However, as a consequence of the opinion issued by the Attorney General of Texas on March 6, 2007, the Company believed that if it proceeded with opening this gaming amusement center it would most likely face civil and possibly criminal charges in Bexar County where this center is located (the March 6, 2007 opinion was in fact issued pursuant to a request from the district attorney’s office of Bexar County). Accordingly, the Company exercised its option under the lease to terminate the lease due to regulatory reasons. The lessor of this property claims that the Company’s option to terminate the lease early due to regulatory reasons is not valid given the circumstances under which the Company exercised that option. On May 24, 2007, the Company filed suit in Bexar County seeking declaratory relief for, among other things, the enforcement of the Company’s right to exercise such early termination option.

As of the date the Company gave notice of its intention to terminate the lease in San Antonio, the Company had expended approximately $242,000 for tenant improvements to that facility. Due to the uncertainty regarding the outcome of the aforementioned lawsuit and the possibility that circumstances might change and would allow the Company to operate its AWP business in that county, the Company has not recognized an impairment loss related to the possible abandonment of this leasehold, nor has the Company recognized a liability due to the acceleration of the minimum rentals due under the lease in the event it is terminated early due to regulatory reasons or as is otherwise provided for in the lease, which liability could range from between approximately $58,000 to $582,000.

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

You should be aware that our actual financial and operational results could differ materially from those contained in the forward-looking statements due to a number of factors including, but not limited to, the following: uncertainty raised by the adverse opinion issued by the Attorney General of Texas on March 6, 2007 and/or changes in laws or regulations affecting the Amusement-With-Prize and bingo supply industries in Texas, which currently is the only geographic area we operate in; competition within and outside of our Amusement-With-Prize and bingo supply industries; our ability to respond to new competitive developments in Amusement-With-Prize and bingo games and gaming technology; our ability to effectively finance and execute a successful business strategy; our ability to protect our intellectual property through patents, trademarks, copyrights and confidentiality agreements; our reliance on automated systems and the adverse impact due to any failure of these systems; our ability to attract and retain qualified employees; possible business combinations and other strategic partnerships, divestures, and other significant transactions that might involve additional uncertainties and financial risks; and other risks and uncertainties described from time to time in certain of our reports filed with the U.S. Securities and Exchange Commission (SEC), including those risks and described under Risk Factors in our Annual Report on Form 10-KSB for the fiscal year ended October 29, 2006.

We undertake no obligation to publicly update or revise any forward-looking statements to reflect events or circumstances that may arise after the date of this quarterly report.

Plan of Operation

We were incorporated in Nevada in December 2001 as OEF Corporate Solutions, Inc. On October 4, 2006, we acquired 100% of the ownership interests in Goodtime Action Amusement Partners, L.P. (Goodtime) and Amusement Innovation Partners, LLC (AIP), the general partner of Goodtime, in exchange for 7,623,580 shares of our common stock. Concurrent with our acquisition of Goodtime and AIP, we amended and restated our articles of incorporation and bylaws, whereby we, among other things, changed our name to Aces Wired, Inc.

Our original line of business was to provide EDGAR (electronic data gathering, analysis and retrieval) services to companies that file reports with the SEC. With our acquisition of Goodtime, we became a gaming and recreation company and the parent of K&B Sales, Inc. (K&B) and Aces Wired, LLC (AWLLC). K&B distributes games and related equipment, supplies and branded pull-tabs to charity bingo licensees throughout Texas and has been in operation for over 28 years. AWLLC, formed in June 2004, operates in the Amusement-With-Prize (AWP) gaming industry in Texas where it utilizes its proprietary financial redemption/player card system (called the Ace Advantage Card system), which we believe gives us a distinct competitive advantage in the Texas AWP gaming market. This system allows players to store their winnings from playing our AWP games for future redemptions for a variety of non-cash merchandise from participating merchants who accept debit cards. As of June 8, 2007, and subsequent to the temporary and permanent closure of certain gaming amusement centers in Corpus Christi, Texas and Killeen, Texas discussed below, we operated approximately 150 AWP machines in three gaming amusement centers (called Ace Gaming Amusement Centers). Currently, our AWP gaming operations are conducted only in Texas.

On March 6, 2007, the Attorney General of Texas issued an opinion, which stated that AWP gaming machines that record a player’s winnings on a stored-value debit card are illegal in Texas. Under Texas law, the Attorney General’s opinion is not controlling on the state or binding on a court of law in that state. Ultimate determination of a law's applicability, meaning or constitutionality is determined by the Texas courts. However, certain local authorities in Texas have taken, and others may take, actions in response to the Attorney General’s opinion that resulted in the temporary closure of two of our gaming amusement centers and the possible closure of a third center in Texas, which are discussed in more detail below. These authorities claim that our AWP machines, which are played exclusively with our Ace Advantage Card, operate in a manner similar to the types of cards and gaming machines described in the Attorney General’s opinion and are therefore illegal gambling devices. We believe our AWP machines and Ace Advantage Card system do not violate Texas law regarding gambling devices or otherwise, and we intend to vigorously defend our position in the Texas courts.

On March 8, 2007, we closed our gaming amusement center in Corpus Christi, Texas, and on March 9, 2007, we filed suit to enjoin that facility’s landlord from requiring us to vacate the premises as a consequence of the Attorney General’s opinion and the related actions of the local district attorney. On March 23, 2007, the County Court in Nueces County, Texas found that we were entitled to a temporary injunction. The temporary injunction permits us to operate the Corpus Christi gaming amusement center until a final hearing can be held on the merits of the case, which hearing is scheduled for September 20, 2007.

In the interim, we plan to reopen the Corpus Christi gaming amusement center (sometime later in June 2007) by offering our gaming patrons a different type of AWP gaming than we currently offer in our other Ace Gaming Amusement Centers. Winnings from playing this new type of AWP game can be redeemed only at the Corpus Christi gaming center for non-cash merchandise and also allows for our gaming patrons to enter sweepstakes games unique to that location for cash and other prizes, such as a new automobile. Like our core AWP gaming system, we believe this sweepstakes-based AWP gaming system is compliant with Texas law, and we have made known to local government officials our intent to deploy this type of AWP gaming at the Corpus Christi center when it is reopened.

On March 19, 2007, we received a request from the county attorney of Bell County, Texas requesting that we close our gaming amusement center in Killeen, Texas, which request we voluntarily complied with on that same date. On April 13, 2007, we filed suit to enjoin that facility’s landlord from requiring us to permanently vacate this leased facility as a consequence of the actions of the county attorney and our resultant closure of that gaming amusement center. A court hearing date for our suit has been set for June 25, 2007. However, we cannot reasonably estimate at this time when or if we will be able to reopen the gaming amusement center in Killeen.

On March 22, 2007, the county attorney in Potter County, Texas indicated that Potter County was amenable to an arrangement under which we could continue to operate our gaming amusement center in Amarillo, Texas until such time that Potter County filed a nuisance action against us for the purpose of determining whether our AWP gaming machines constitute gambling devices, gambling paraphernalia or both under Texas law. Under the terms of this arrangement, we will be required to close the Amarillo center once legal action commences and possibly throughout the period such action is litigated. We are currently operating at this location, and to date the nuisance order has not been filed. We cannot presently determine when, or even if, the nuisance order will be filed.

On April 30, 2007, we gave notice to the lessor of one of our gaming amusement centers of our intention to terminate that lease early. We entered into this lease in December 2006 for the purpose of opening a new gaming amusement center in San Antonio, Texas in the second fiscal quarter of 2007. However, as a consequence of the opinion issued by the Attorney General of Texas on March 6, 2007, which was issued pursuant to a request by the district attorney of Bexar County where this center is located, we believed that if we proceeded with opening this gaming amusement center we would most likely face civil and possibly criminal charges. Accordingly, we exercised our option under the subject lease to terminate the lease because we are precluded from operating our AWP business at that location due to regulatory reasons. The lessor of this property claims that our option to terminate the lease early due to regulatory reasons is not valid given the circumstances under which we exercised that option. On May 24, 2007, we filed suit in Bexar County seeking declaratory relief for, among other things, the enforcement of our right under the lease to exercise such early termination option.

As of the date we gave notice of our intention to terminate the lease in San Antonio, we had expended approximately $242,000 for tenant improvements at that facility. Due to the uncertainty regarding the outcome of the aforementioned lawsuit, and the possibility that circumstances might change and would allow us to operate our AWP business in that county, we have not recognized an impairment loss related to the possible abandonment of this leasehold, nor have we recognized a liability due to the acceleration of the minimum rentals due under the lease in the event it is terminated early due to regulatory reasons or as is otherwise provided for in the lease, which liability could range from between approximately $58,000 to $582,000.

In Texas, AWP gaming is not a state regulated industry, and state laws pertaining to gambling are interpreted and enforced usually at the county level. Accordingly, even if we prevail in any or all of the above court hearings, that does not guarantee we will not face similar legal actions to close our AWP gaming operations in other counties in Texas. The operation of illegal gambling devices in Texas is considered to be a misdemeanor offense, which can result in, for each such offense, fines of up to $10,000 for a business and $4,000 for an individual, jail time of not more than one year and confiscation of the gambling devices. We believe that because of our open communications with local authorities and prompt and voluntary compliance with their wishes regarding the operation of our AWP business in their communities, we have not been, and believe it is unlikely we will be, prosecuted in Texas for violation of gambling laws, nor has any of our personal property been seized by state or local officials. As of June 8, 2007, we had incurred legal expenses of approximately $85,000 directly related to the events arising from the Attorney General’s opinion, and we expect to incur additional significant legal expenses (our legal counsel has estimated such expenses at approximately $500,000) before this matter is finally settled in the Texas courts, particularly if rulings by lower courts require us to litigate our case in the Texas appellate courts.

We cannot presently determine the outcome of any of the above court hearings and/or the likelihood that we may be required to close additional gaming amusement centers in the future or the duration of any such closures, including whether any closures may become permanent. We believe our AWP gaming system and Ace Advantage Card are legal and intend to litigate for our rights to operate our AWP business in Texas until such time as we secure those rights in the Texas courts, or all of our legal remedies towards that end are exhausted. Accordingly, we have not recognized impairment losses or contingent liabilities for any of our long-lived assets and the lease obligations associated with the temporary closure of the Corpus Christi and Killeen gaming amusement centers, the possible closing of the Amarillo gaming amusement center, other possible closures of our other gaming amusement centers, including the San Antonio facility, or the impairment of the goodwill and intangible asset we recognized upon our acquisition of Aces Wired, LLC on October 31, 2005. While we believe our AWP machines do not violate Texas law, there is no assurance that we will ultimately prevail in court. In the event we are forced to cease all or substantially all of our AWP gaming business in Texas for a prolonged period, if not permanently, it will have a material and adverse effect on our results of operations and financial position.

Pending the outcome of the aforementioned legal proceedings, our business plan will continue to focus on growing our AWP gaming business in Texas and possibly other states by opening new gaming amusement centers and/or expanding our existing gaming amusement centers. Additionally, depending on both the legal and market acceptance in Texas of the sweepstakes-based AWP gaming system discussed previously, we might deploy that type of AWP gaming in other of our existing and future gaming amusement centers as complements to and/or substitutes for our existing AWP gaming system. However, in light of the adverse events resulting from the March 6, 2007 opinion by the Attorney General of Texas, we have suspended certain capital and operational projects we were undertaking to expand our AWP gaming business in Texas during the second and third quarters of our fiscal year ending October 28, 2007. In the interim, we have directed more of our attention on growing our company by acquiring and/or investing in gaming and recreation related businesses that are complementary to our business plan.

As of October 29, 2006, we operated approximately 190 AWP machines in six gaming amusement centers, all of which were located in Texas. We opened one new gaming amusement center in Amarillo, Texas with 50 AWP machines on November 3, 2006 (which center is subject to closure as discussed previously); and on May 25, 2007, we opened an expansion of our gaming amusement center in Ft. Worth, Texas, which expansion allowed us to increase the number of AWP machines at that location to 80 machines from 42 machines (we can operate up to 250 AWP machines at this location depending on customer demand). In addition to the temporary closures of the Corpus Christi and Killeen gaming amusement centers discussed above, we also permanently closed a smaller gaming amusement center in Corpus Christi in early February 2007 due to operational reasons, which closures collectively removed 90 AWP machines from operations. Also in March 2007, we removed 40 AWP machines from a gaming amusement center in El Paso, Texas where we were a minor joint operator and ended our involvement in that facility.

Prior to the issuance of the Attorney General’s opinion on March 6, 2007, we had initiated plans to open three new gaming amusement centers, expand our gaming center in Ft. Worth and remodel our gaming amusement center in Corpus Christi. As a consequence of the legal actions resulting from the March 6, 2007 opinion, we believed it was fiscally prudent to suspend these plans with the exception of the Ft. Worth center expansion. At the time of our decision to suspend these capital projects, we had made or were committed to make related expenditures of approximately $1.9 million, inclusive of $1.1 million for new AWP machines.

As of May 31, 2007, we had 86 employees, 69 of whom were full time employees and 17 were part-time employees. Four of our employees are executive officers of the Company, 46 of our employees and 32 of our employees, respectively, work in our AWP gaming and bingo supply distribution businesses, and the rest of our employees perform accounting and other corporate administrative functions. None of our employees are subject to collective bargaining agreements. We believe we have a good relationship with our employees.

Other information about us is available at www.aceswired.com. Our annual reports on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K and other reports, as well as any amendments and exhibits to those reports, are available free of charge through our website or the SEC’s website, www.sec.gov, as soon as reasonably practicable after we file them with the SEC.

Results of Operations

The following discussions analyze and compare our results of operations for the 13-week and 26-week periods ended April 29, 2007 and April 30, 2006 and should be considered together with our unaudited consolidated financial statements and the accompanying notes to those financial statements included elsewhere in this quarterly report on Form 10-QSB.

We operate and manage separately two business segments, our bingo supply business segment (Bingo) and our AWP gaming business segment (AWP). We do not allocate corporate overhead, share-based compensation, certain other income (expense) items and income taxes to our operating business segments. Prior to October 30, 2005 (the last day of our fiscal year 2005), our only line of business was our bingo supply distribution business. We only began to earnestly build our AWP gaming business during the first fiscal quarter of 2006 and to create a corporate infrastructure to support the expected expansion of our AWP gaming business and our company generally after we acquired Goodtime in October 2006. Accordingly, and as discussed further below, our operations for the 13-week and 26-week periods ended April 29, 2007 and April 30, 2006 were substantially different in scope with respect to our AWP gaming business segment and our consolidated operations generally. Principally for these reasons, direct comparisons of our results of operations for the subject periods are not entirely meaningful or necessarily indicative of our future results of operations.

Additionally, the opinion issued by the Attorney General of Texas on March 6, 2007 questioning the legality of our AWP gaming business has for the time being significantly and negatively altered the plans we had as of October 29, 2006 for growing our AWP business in Texas and raises substantial doubts regarding our ability to operate our AWP gaming business in that state, which could adversely and materially affect our future results of operations and financial position.

Our fiscal year generally ends on the last Sunday in October. This fiscal year creates better comparability of our quarterly results of operations by usually having an equal number of weeks (13) and weekend days (26) in each quarter. Hereinafter, the 13-week periods ended April 29, 2007 and April 30, 2006 are referred to as the second quarter of 2007 and 2006, respectively, and the 26-week periods ended on those two dates are referred to as the first half of 2007 and 2006, respectively.

Second Quarter of 2007 Compared to the Second Quarter of 2006

We incurred a net loss of approximately $1,033,000 ($0.14 per basic and diluted common stock share) on net revenues of $5.6 million for the second quarter of 2007 compared to a net loss of approximately $227,000 ($0.03 per basic and diluted common stock share) on revenues of $4.9 million for same quarter of 2006. The principal difference between the results of operations for the second quarters of 2007 and 2006 was due to a substantial increase in corporate overhead expenses before income taxes in the second quarter of 2007 of approximately $1,200,000, inclusive of share-based compensation of approximately $474,000. Measured as a percentage of total net operating revenues, corporate overhead expenses before income taxes were approximately 28% for the second quarter of 2007 compared to 8% for the same quarter of 2006.

For the second quarter of 2007, our bingo supply and AWP gaming business segments generated net income (loss) before income taxes of approximately $892,000 and $(519,000), respectively. For the second quarter of 2006, our bingo supply and AWP gaming business segments generated net income (loss) before income taxes of approximately $867,000 and $(508,000), respectively. We have been in the bingo supply business for over 28 years, and we only began to earnestly build our AWP gaming business during the first quarter of 2006. Although pretax losses incurred by our AWP gaming business during the second quarters of 2007 and 2006 were essentially the same, the nature and scope of operations and the resultant revenues and expenses associated with that business segment during those periods were very different and, accordingly, are not necessarily comparable or indicative of the financial prospects for our AWP gaming business in the near term. Additionally, corporate expenses for the second quarter of 2006 were significantly less than corporate expenses for the second quarter of 2007 because most of our corporate infrastructure was created and the related expenses were incurred after we acquired Goodtime in October 2006, and there was no share-based compensation expense recognized in the second quarter of 2006.

The following are condensed statements of operations for our business segments for the second quarters of 2007 and 2006.

	Second Quarter of 2007
	Bingo	AWP	Corporate	Consolidated

Revenues, net	$4,066,021	$1,554,944	$-	$5,620,965
Share-based compensation	-	-	473,647	473,647
Other operating expenses	3,175,164	2,037,967	929,847	6,142,978
Operating income (loss)	890,857	(483,023)	(1,403,494)	(995,660)
Other income (expense), net	1,509	(36,207)	(169,884)	(204,582)
Income (loss) before income taxes	892,366	(519,230)	(1,573,378)	(1,200,242)
Income tax benefit	-	-	167,706	167,706
Net income (loss)	$892,366	$(519,230)	$(1,405,672)	$(1,032,536)

	Second Quarter of 2006
	Bingo	AWP	Corporate	Consolidated

Revenues, net	$4,268,396	$590,248	$-	$4,858,644
Operating expenses	3,407,824	1,094,312	361,971	4,864,107
Operating income (loss)	860,572	(504,064)	(361,971)	(5,463)
Other income (expense), net	6,734	(3,737)	(10,946)	(7,949)
Income (loss) before income taxes	867,306	(507,801)	(372,917)	(13,412)
Income tax expense	-	-	(213,617)	(213,617)
Net income (loss)	$867,306	$(507,801)	$(586,534)	$(227,029)

Our results of operations at a business segment level are discussed below.

Bingo Business Segment

The significant changes in the results of operations for our bingo business segment in the second quarter of 2007 compared to the second quarter of 2006 are shown in the table below.

		Increase (decrease) from
	Second Quarter	Second Quarter of 2006
	of 2007	Amount	Percentage

Revenues	$4,066,021	$(202,375)	(4.74)
Cost of sales	2,241,228	(146,625)	(6.14)
Operating expenses	841,505	(95,166)	(10.16)
Depreciation and amortization	92,431	9,131	10.96
Other income (expense), net	1,509	(5,225)	(77.59)
Income before income taxes	$892,366	25,060	2.89

The decreases in revenues and cost of sales were due primarily to the loss of certain commercial, high-volume customers. The decrease in operating expenses was attributable primarily to decreases in the second quarter of 2007 compared to the second quarter of 2006 of $20,000 in marketing programs, $20,000 in professional services, $13,000 in employee health insurance premiums, $14,000 in travel and $12,000 in facility and vehicle repairs. With the exception of the decrease in travel, the decreases in the other operating expense components are unique to the 2007 quarter and are not expected to continue throughout the remainder of fiscal year 2007. We are not currently aware of nor do we anticipate changes in the Texas bingo market or in our bingo operations specifically that might otherwise cause significant increases and/or decreases in our operating revenues and expenses for the duration of our fiscal year ending October 28, 2007.

In May 2007, one of our vendors made a presentation to the Texas Lottery Commission, which outlined a new form of electronic bingo pull-tab system that registers the sales of pull-tabs, validates the winning tickets and graphically displays the outcome of a player’s choices of prize amounts. This system does not use a random number generator to determine the winning tickets and, accordingly, does not violate existing Texas laws regarding electronic bingo and video lottery terminals. We believe that if this system is approved by the Texas Lottery Commission and introduced into the Texas bingo market, our rentals of these systems could have a significant and positive effect on our bingo supply revenues beginning in early fiscal year 2008.

AWP Business Segment

Although we incurred essentially the same pretax losses from our AWP operations for the second quarters of 2007 and 2006, the nature and scope of our AWP business were very different during each of those quarters. During the second quarter of 2007, our AWP business was established in the Texas AWP marketplace and, prior to the closure of the gaming amusement centers discussed previously, was demonstrating markedly improved operational performance compared to prior periods, including the second quarter of 2006. In comparison, during the second quarter of 2006, our AWP business was effectively still a startup business and, like most new businesses, was incurring significant operating expenses without the benefit of comparable operating revenues. The following table shows the changes in the results of operations for our AWP business segment for the second quarters of 2007 and 2006.

		Increase (decrease) from
	Second Quarter	Second Quarter of 2006
	of 2007	Amount	Percentage

Revenues, net	$1,554,944	$964,696	163.44
Operating expenses	1,812,872	841,683	86.67
Depreciation and amortization	225,095	101,972	82.82
Other income (expense), net	(36,207)	(32,470)	868.88
Loss before income taxes	$(519,230)	(11,429)	(2.25)

Due to the legal matters discussed above as well as operational decisions, at the end of the second quarter of 2007, we were operating 104 AWP machines in three gaming amusement centers compared to the 225 AWP machines and six gaming centers we were operating at the beginning of that quarter. Conversely, we began the second quarter of 2006 with 55 AWP machines and two gaming amusement centers in operations and ended that period with 83 AWP machines and three gaming amusement centers in operations. The numbers of AWP machines in operations during the subject 2007 and 2006 quarters do not include the AWP machines we had in operations in a gaming amusement center in El Paso, Texas where we were a minor joint operator.

The increase in revenues during the second quarter of 2007 compared to the same quarter of 2006 was due to a combination of having a better net hold per machine day and more AWP machines in operations during the 2007 quarter (despite the contraction in our AWP business) than in the 2006 quarter. The approximate 32% increase in the net hold per machine day for the second quarter of 2007 was substantially due to increased customer traffic and play. Despite the negative publicity resulting from the Attorney General’s opinion and our related decision to suspend advertising for our Ft. Worth, Amarillo and Copperas Cove, Texas gaming amusement centers, to date we have not experienced an overall significant decrease in customer traffic at those sites from the levels we were experiencing prior to the issuance of the Attorney General’s opinion on March 6, 2007.

The increase in operating expenses during the second quarter of 2007 is attributable primarily to the increased scope of our AWP business during that quarter compared to the second quarter of 2006 and the continuation of fixed costs, such as depreciation and amortization, facility rent and administrative burden. Despite the temporary closure of the Corpus Christi and Killeen gaming centers, we have continued to depreciate and amortize the personal property located at and the tenant improvements made to those facilities.

	Second Quarter of
	2007	2006

Machine days [1]	13,416	6,355

Operating revenue per machine day [1,2]	$111.85	$85.02

Operating expense per machine day	$151.91	$172.20

Operating loss as a percent of operating revenues	-31.1%	-85.4%

[1]	Excludes the AWP machines in operations in El Paso, Texas during the respective periods.

[2]	Operating revenue is the amount of credits wagered less the amount of credits won and promotional giveaways, such as free play and food and beverage.

The increases in depreciation and amortization expense and other income (expense) during the second quarter of 2007 were due to the acquisition of additional property and equipment to support the expansion of our AWP business and to capitalized lease obligations we entered into in April 2006 and August 2006, respectively.

As discussed previously, the opinion issued by the Attorney General of Texas on March 6, 2007 has resulted in litigation in certain counties where we operate our AWP business concerning the legality of our AWP machines and the process by which they are played. As a result of this litigation, in March 2007, we temporarily closed our gaming amusement centers in Corpus Christi, Texas and Killeen, Texas pending the outcome of this litigation. We were also notified in March 2007 by authorities in Potter County, Texas that we can continue to operate our gaming amusement center in Amarillo, Texas until such time that Potter County files a  nuisance action against us for the purpose of determining whether our AWP gaming machines constitute gambling devices, gambling paraphernalia or both under Texas law. Under the terms of this arrangement, we will be required to close the Amarillo center once legal action commences and possibly throughout the period such action is litigated, which had not occurred as of June 8, 2007. We cannot currently determine when or even if the litigation in Potter County will commence, nor are we aware of any planned or threatened legal actions that might require us to close either or both of our other two AWP gaming amusement centers still in operations.

In connection with the closures of the Corpus Christi and Killeen gaming amusement centers, we furloughed substantially all of our employees who worked at those locations (although some of the Corpus Christi employees were recalled to staff the reopening of that center), and certain of our AWP management personnel agreed to indefinite deferrals of 10% of their base annual salaries. As we expect these closures to be temporary, we have not recognized liabilities for the acceleration of any rentals due under the lease agreements or for any other exit activities related to these centers. Lease payments and other financial obligations associated with these gaming centers are being paid and expensed on a current basis. Other than the furloughs and planned early termination of the lease in San Antonio discussed previously, we have not presently initiated nor have firm plans to undertake any other cost-saving measures. However, depending on the duration of such closures, including the possible closure of the Amarillo gaming amusement center, the possible closure of other of our gaming amusement centers and the eventual outcome of the litigation regarding the legality of our AWP gaming operations in Texas, we might be forced to undertake additional cost-saving measures in the near term.

As discussed previously, we intend to introduce a new form of sweepstakes-based AWP gaming in our Corpus Christi gaming amusement center during June 2007. Also, in June 2007, our wholly-owned subsidiary that processes our Ace Advantage Card entered into an agreement to sell similar services to another party, and we are actively seeking new business opportunities to market these services.

The opinion issued by the Attorney General of Texas creates risks relating to our ability to continue to operate our AWP gaming business in Texas, which is currently the only state in which we operate this business segment. While we believe our AWP machines are compliant with applicable Texas law and intend to vigorously defend that claim in the Texas courts, there are no assurances we will receive favorable rulings from the courts, and that we will not have to eventually close some or all of our gaming amusement centers in Texas. While we intend to introduce our AWP gaming services in other states if such opportunities are deemed legally and economically feasible, we have not currently undertaken any significant actions to expand this business segment outside of Texas.

Corporate Overhead

In addition to share-based compensation and income taxes, corporate overhead includes the salaries and benefits for our executive officers and other corporate employees, legal and accounting fees incurred for the audits and reviews of our consolidated financial statements, compliance with SEC reporting requirements and general corporate matters, and other corporate and fiscal expenses, such as director and officer liability insurance. The following table shows the changes in the components of our corporate overhead for the second quarters of 2007 and 2006.

		Increase (decrease) from
	Second Quarter	Second Quarter of 2006
	of 2007	Amount	Percentage

Corporate overhead	$917,412	$555,441	153.45
Share-based compensation	473,647	473,647	100.00
Depreciation and amortization	12,435	12,435	100.00
Other income (expense), net	(169,884)	(158,938)	1,452.02
Income taxes	167,706	381,323	(178.51)
	$(1,405,672)	(819,138)	(139.66)

Corporate overhead, excluding income taxes, increased by approximately $1.2 million during the second quarter of 2007 compared to the same quarter of 2006. The primary reason for this increase in corporate expenses is due to the fact that our corporate infrastructure was significantly larger in the second quarter of 2007 compared to the second quarter of 2006, principally in terms of salaries and benefits for our corporate management and other personnel and the incurrence of legal, accounting and other expenses associated with our acquisition of Goodtime in October 2006. Additionally, the second quarter of 2007 included approximately $474,000 of share based compensation expense, whereas we did not recognize any share-based compensation in the second quarter of 2006. As noted previously, during the second quarter of 2007, we also incurred approximately $85,000 of legal expenses directly related to the litigation arising from the Texas Attorney General’s March 6, 2007 opinion, and during the last half of our fiscal year ending October 28, 2007, we expect to incur significant additional legal expenses in connection with the actual, pending and possible other litigation resulting from that opinion. To help defray such legal expenses, our executive officers agreed to indefinite deferrals of 10% of their base annual salaries pending final resolution of this litigation.  However, we currently have no definitive plans to reduce our corporate overhead.

In the second quarter of 2007, we also recognized a contingent liability of approximately $192,000, which we recorded as a nonoperating charge, related to our liability to pay to the holders of our Series A Preferred Stock certain dividends. The obligation arose because of our failure to meet a deadline in obtaining the effectiveness of a registration statement we filed with the SEC in November 2006 to register common shares into which the Series A Preferred Stock will eventually be converted. This financial obligation and the issuance of the Series A Preferred Stock generally are described in more detail at Note 8, “Convertible Preferred Stock,” to our consolidated financial statements as of April 29, 2007 included in this quarterly report on Form 10-QSB.

For the third and fourth fiscal quarters ending July 29, 2007 and October 28, 2007, we will recognize additional share-based compensation expense of approximately $327,000 and $122,000, respectively. The share-based compensation expense is associated with the grant of unvested restricted common stock shares we made concurrent with our acquisition of Goodtime in October 2006, which grant is described at Note 5, “Share-Based Compensation,” to our unaudited consolidated financial statements as of April 29, 2007 included in this quarterly report on Form 10-QSB. As discussed below, in March 2007, our common stockholders approved the Aces Wired, Inc, 2007 Stock Incentive Plan, under which plan no awards had been granted as of June 8, 2007. We did not recognize any share-based compensation expense associated with the grant of the restricted common stock shares or otherwise during the first three quarters of our fiscal year ended October 29, 2006.

We recognized an income tax benefit of approximately $168,000 for the second quarter of 2007 compared to income tax expense of approximately $214,000 for the second quarter of 2006. As described in more detail at Note 9, “Income Taxes,” to our consolidated financial statements as of April 29, 2007 included in this quarterly report on Form 10-QSB, the principal reason for the change in our income tax position is due to the deductibility for income tax purposes of operating losses incurred by our AWP related subsidiaries in fiscal year 2007, whereas the operating losses incurred by those entities in fiscal year 2006 were not deductible for income tax purposes prior to our acquisition of Goodtime in October 2006

On March 8, 2007, a majority of our common stockholders approved the Aces Wired, Inc. 2007 Stock Incentive Plan (the 2007 Stock Incentive Plan). The 2007 Stock Incentive Plan allows for grants to our employees (inclusive of our executive officers), non-employee directors and other persons providing goods and services to us of restricted common stock shares, options to acquire shares of our common stock, stock appreciation rights and certain other common stock and cash based awards as are defined in the 2007 Stock Incentive Plan. The maximum number of common stock shares for which grants may be awarded under the 2007 Stock Incentive Plan at any one time is limited to 15% of the total outstanding shares of our common stock, subject to adjustment for events such as stock dividends and stock splits. Additionally, the maximum number of common stock shares for which grants may be awarded in any one calendar year is limited to 8% of the number of common stock shares outstanding as of the first day of such calendar year. As of June 8, 2007, no awards had been made under the 2007 Stock Incentive Plan, and we cannot currently estimate the effects on our results of operations resulting from future awards under the 2007 Stock Incentive Plan.

On March 8, 2007, the Compensation Committee of our Board of Directors (the Compensation Committee) approved employment agreements (the Employment Agreements) for our president/chief executive officer and our chief operating officer. The term of each of the Employment Agreements is for three years (effective March 1, 2007) unless terminated earlier. Each officer is guaranteed a minimum annual salary of $350,000 (which is equal to their current annual salary) during the terms of the Employment Agreements, can earn annual bonuses and participate in all other compensation and benefits plans provided generally to all of our employees, including the 2007 Stock Incentive Plan. The Employment Agreements also provide the officers or their heirs, as applicable, with certain compensation in the event their employment with us ends prior to the expiration of the Employment Agreements due to reasons such as their death, disability or termination by us without cause. We cannot currently estimate the effects on our results of operations resulting from additional compensation, if any, under either or both of the Employment Agreements.

On March 8, 2007, the Compensation Committee approved a new employment agreement (the New Agreement) for our chief financial officer. The New Agreement became effective on April 1, 2007 and expires on March 1, 2010. The New Agreement provides our chief financial officer with a guaranteed a minimum annual salary of $230,000 (which is equal to his current annual salary) and allows for him to earn annual bonuses and to participate in all other compensation and benefits plans provided generally to all of our employees, including the 2007 Stock Incentive Plan. The New Agreement also provides him or his heirs, as applicable, with certain compensation in the event his employment with us ends prior to the expiration of the New Agreement due to reasons such as his death, disability or termination by us without cause. We cannot currently estimate the effects on our results of operations resulting from additional compensation, if any, under the New Agreement.

Each of these three executive officers, as well as our chief accounting officer, agreed to indefinite deferrals of 10% of their base annual salaries, effective April 1, 2007.

First Half of 2007 Compared to the First Half of 2006

We incurred a net loss of approximately $1,862,000 ($0.26 per basic and diluted common stock share) on net revenues of $11.1 million for the first half of 2007 compared to a net loss of approximately $305,000 ($0.04 per basic and diluted common stock share) on revenues of $8.8 million for same quarter of 2006. As with the operating results for the second quarters of 2007 and 2006, the principal difference between the results of operations for the first half of 2007 and the comparable period of 2006 was due to a substantial increase in corporate overhead expenses before income taxes in the first half of 2007 of approximately $2,250,000, inclusive of share-based compensation of approximately $1,180,000. Measured as a percentage of total net operating revenues, corporate overhead expenses before income taxes were approximately 28% for the first half of 2007 compared to 10% for the same period of 2006.

For the first half of 2007, our bingo supply and AWP gaming business segments generated net income (loss) before income taxes of approximately $1715,000 and $(720,000), respectively. For the first half of 2006, our bingo supply and AWP gaming business segments generated net income (loss) before income taxes of approximately $1,523,000 and $(704,000), respectively. We have been in the bingo supply business for over 28 years, and we only began to earnestly build our AWP gaming business during the first quarter of 2006. Although pretax losses incurred by our AWP gaming business during the first half of 2007 and 2006 were essentially the same, the nature and scope of operations and the resultant revenues and expenses associated with that business segment during those periods were very different and, accordingly, are not necessarily comparable or indicative of the financial prospects for our AWP gaming business in the near term. Additionally, corporate expenses for the first half of 2006 were significantly less than corporate expenses for the first half of 2007 because most of our corporate infrastructure was created and the related expenses were incurred after we acquired Goodtime in October 2006, and there was no share-based compensation expense recognized in the first half of 2006.

The following are condensed statements of operations for our business segments for the first half of 2007 and 2006.

	First Half of 2007
	Bingo	AWP	Corporate	Consolidated

Revenues, net	$7,944,224	$3,156,757	$-	$11,100,981
Share-based compensation	-	-	1,180,215	1,180,215
Other operating expenses	6,235,804	3,802,138	1,799,334	11,837,276
Operating income (loss)	1,708,420	(645,381)	(2,979,549)	(1,916,510)
Other income (expense), net	6,747	(74,729)	(116,276)	(184,258)
Income (loss) before income taxes	1,715,167	(720,110)	(3,095,825)	(2,100,768)
Income tax benefit	-	-	239,015	239,015
Net income (loss)	$1,715,167	$(720,110)	$(2,856,810)	$(1,861,753)

	First Half of 2006
	Bingo	AWP	Corporate	Consolidated

Revenues, net	$8,019,819	$789,933	$-	$8,809,752
Operating expenses	6,509,885	1,488,806	831,249	8,829,940
Operating income (loss)	1,509,934	(698,873)	(831,249)	(20,188)
Other income (expense), net	13,058	(5,119)	(14,262)	(6,323)
Income (loss) before income taxes	1,522,992	(703,992)	(845,511)	(26,511)
Income tax expense	-	-	(278,230)	(278,230)
Net income (loss)	$1,522,992	$(703,992)	$(1,123,741)	$(304,741)

 Our results of operations at a business segment level are discussed below.

Bingo Business Segment

The significant changes in the results of operations for our bingo business segment in the first half of 2007 compared to the first half of 2006 are shown in the table below.

		Increase (decrease) from
	First Half	First Half of 2006
	of 2007	Amount	Percentage

Revenues	$7,944,224	$(75,595)	(0.94)
Cost of sales	4,360,452	(147,484)	(3.27)
Operating expenses	1,698,120	(137,229)	(7.48)
Depreciation and amortization	177,232	10,632	6.38
Other income (expense), net	6,747	(6,311)	(48.33)
Income before income taxes	$1,715,167	192,175	12.62

The same factors discussed above that caused the changes in the operating results for the second quarter of 2007 compared to the second quarter of 2006 also similarly affected revenues, cost of sales and operating expenses for the first half of 2007 compared to the same period of 2006. We are not currently aware of nor do we anticipate changes in the Texas bingo market or in our bingo operations specifically that might otherwise cause significant increases and/or decreases in our operating revenues and expenses for the last half of our fiscal year ending October 28, 2007.

In May 2007, one of our vendors made a presentation to the Texas Lottery Commission, which outlined a new form of electronic bingo pull-tab system that registers the sales of pull-tabs, validates the winning tickets and graphically displays the outcome of a player’s choices of prize amounts. This system does not use a random number generator to determine the winning tickets and, accordingly, does not violate existing Texas laws regarding electronic bingo and video lottery terminals. We believe that if this system is approved by the Texas Lottery Commission and introduced into the Texas bingo market, our rentals of these systems could have a significant and positive effect on our bingo supply revenues beginning in early fiscal year 2008.

AWP Business Segment

Although we incurred essentially the same pretax losses from our AWP operations for the first half of 2007 and 2006, as discussed previously, the nature and scope of our AWP business were very different during each of those periods. During the first half of 2007, our AWP business was established in the Texas AWP marketplace and, prior to the closure of the gaming amusement centers discussed previously, was demonstrating markedly improved operational performance compared to prior periods, including the first half of 2006. In comparison, during the first half of 2006, our AWP business was effectively still a startup business and, like most new businesses, was incurring significant operating expenses without the benefit of comparable operating revenues. The following table shows the changes in the results of operations for our AWP business segment for the first half of 2007 and 2006.

		Increase (decrease) from
	First Half	First Half of 2006
	of 2007	Amount	Percentage

Revenues, net	$3,156,757	$2,366,824	299.62
Operating expenses	3,358,994	2,084,965	163.65
Depreciation and amortization	443,144	228,367	106.33
Other income (expense), net	(74,729)	(69,610)	1,359.84
Loss before income taxes	$(720,110)	(16,118)	(2.29)

As discussed previously, we only began to build our AWP business during the first half of 2006. At the beginning of that period, and excluding certain AWP games AWLLC has placed in service at the aforementioned El Paso gaming center prior to our acquisition of Goodtime in October 2006, we did not have any AWP machines or gaming amusement centers in operations. We ended the first half of 2006 with 83 AWP machines and three gaming amusement centers in operations. In contrast, we began the first half of 2007 with 153 AWP machines and five gaming amusement centers in operations, but, and as discussed previously, due to legal and operational reasons, we were only operating 104 AWP machines and three gaming amusement centers by the end of that period. The numbers of AWP machines in operations during the subject 2007 and 2006 periods do not include the AWP machines we had in operations at the El Paso gaming center.

Despite the contraction in our AWP business during the first half of 2007, revenues for that period increased substantially compared to the first half of 2006. As well as having more AWP machines and gaming centers in operations during the first half of 2007 compared to the first half of 2006, our net hold per machine day for the 2007 period increased by approximately 19% from that for the comparable 2006 period, which increase was in turn substantially due to increased customer traffic and play during the 2007 period.  Despite the negative publicity resulting from the Attorney General’s opinion and our related decision to suspend advertising for our Ft. Worth, Amarillo and Copperas Cove, Texas gaming amusement centers, to date we have not experienced an overall significant decrease in customer traffic at those sites from the levels we were experiencing prior to the issuance of the Attorney General’s opinion on March 6, 2007.

 The increase in operating expenses during the first half of 2007 is attributable primarily to the increased scope of our AWP business during that quarter compared to the first half of 2006 and the continuation of fixed costs, such as depreciation and amortization, facility rent and administrative burden. Despite the temporary closure of the Corpus Christi and Killeen gaming centers, we have continued to depreciate and amortize the personal property located at and the tenant improvements made to those facilities.

	First Half of
	2007	2006

Machine days [1]	33,106	8,745

Operating revenue per machine day [1,2]	$93.29	$78.42

Operating expense per machine day	$114.85	$170.25

Operating loss as a percent of operating revenues	-20.4%	-88.5%

[1]	Excludes the AWP machines in operations in El Paso, Texas during the respective periods.

[2]	Operating revenue is the amount of credits wagered less the amount of credits won and promotional giveaways, such as free play and food and beverage.

The increases in depreciation and amortization expense and other income (expense) for the first half of 2007 were due to the acquisition of additional property and equipment to support the expansion of our AWP business and to capitalized lease obligations we entered into in April 2006 and August 2006, respectively.

As discussed previously, the opinion issued by the Attorney General of Texas on March 6, 2007 has resulted in litigation in certain counties where we operate our AWP business concerning the legality of our AWP machines and the process by which they are played. As a result of this litigation, in March 2007, we temporarily closed our gaming amusement centers in Corpus Christi, Texas and Killeen, Texas pending the outcome of this litigation. We were also notified in March 2007 by authorities in Potter County, Texas that we can continue to operate our gaming amusement center in Amarillo, Texas until such time that Potter County files a nuisance action against us for the purpose of determining whether our AWP gaming machines constitute gambling devices, gambling paraphernalia or both under Texas law. Under the terms of this arrangement, we will be required to close the Amarillo center once legal action commences and possibly throughout the period such action is litigated. We cannot currently determine when or even if the litigation in Potter County will commence, nor are we aware of any planned or threatened legal actions that might require us to close either or both of our other two AWP gaming amusement centers still in operations.

In connection with the temporary closures of the Corpus Christi and Killeen gaming amusement centers, we furloughed substantially all of our employees who at those locations (although some of the Corpus Christi employees were recalled to staff the reopening of that center), and certain of our AWP management personnel agreed to indefinite deferrals of 10% of their base annual salaries. As we expect these closures to be temporary, we have not recognized liabilities for the acceleration of any rentals due under the lease agreements or for any other exit activities related to these centers. Lease payments and other financial obligations associated with these gaming centers are being paid and expensed on a current basis. Other than the furloughs and planned early termination of the lease in San Antonio discussed previously, we have not presently initiated nor have firm plans to undertake any other cost-saving measures. However, depending on the duration of such closures, including the possible closure of the Amarillo gaming amusement center, the possible closure of other of our gaming amusement centers and the eventual outcome of the litigation regarding the legality of our AWP gaming operations in Texas, we might be forced to undertake additional cost-saving measures in the near term.

As discussed previously, we intend to introduce a new form of sweepstakes-based AWP gaming in our Corpus Christi gaming amusement center during June 2007. Also, in June 2007, our wholly-owned subsidiary that processes our Ace Advantage Card entered into an agreement to sell similar services to another party, and we are actively seeking new business opportunities to market these services.

The opinion issued by the Attorney General of Texas creates risks relating to our ability to continue to operate our AWP gaming business in Texas, which is currently the only state in which we operate this business segment. While we believe our AWP machines are compliant with applicable Texas law and intend to vigorously defend that claim in the Texas courts, there are no assurances we will receive favorable rulings from the courts, and that we will not have to eventually close some or all of our gaming amusement centers in Texas. While we intend to introduce our AWP gaming services in other states if such opportunities are deemed legally and economically feasible, we have not currently undertaken any significant actions to expand this business segment outside of Texas.

Corporate Overhead

In addition to share-based compensation and income taxes, corporate overhead includes the salaries and benefits for our executive officers and other corporate employees, legal and accounting fees incurred for the audits and reviews of our consolidated financial statements, compliance with SEC reporting requirements and general corporate matters, and other corporate and fiscal expenses, such as director and officer liability insurance. The following table shows the changes in the components of our corporate overhead for the first half of 2007 and 2006.

		Increase (decrease) from
	First Half	First Half of 2006
	of 2007	Amount	Percentage

Corporate overhead	$1,782,500	$951,251	114.44
Share-based compensation	1,180,215	1,180,215	100.00
Depreciation and amortization	16,834	16,834	100.00
Other income (expense), net	(116,276)	(102,014)	715.29
Income taxes	239,015	517,245	(185.91)
	$(2,856,810)	(1,733,069)	(154.22)

Corporate overhead, excluding income taxes, increased by approximately $2.3 million during the first half of 2007 compared to the same period of 2006. The primary reason for this increase in corporate expenses is due to the fact that our corporate infrastructure was significantly larger in the first half of 2007 compared to the first half of 2006, principally in terms of salaries and benefits for our corporate management and other personnel and the incurrence of legal, accounting and other expenses associated with our acquisition of Goodtime in October 2006. Additionally, the first half of 2007 included approximately $1.18 million of share based compensation expense, whereas we did not recognize any share-based compensation in the first half of 2006. As noted previously, during the first half of 2007, we also incurred approximately $85,000 of legal expenses directly related to the litigation arising from the Texas Attorney General’s March 6, 2007 opinion, and during the last half of our fiscal year ending October 28, 2007, we expect to incur significant additional legal expenses in connection with the actual, pending and possible other litigation resulting from that opinion. To help defray such legal expenses, our executive officers agreed to indefinite deferrals of 10% of their base annual salaries pending final resolution of this litigation.  However, we currently have no definitive plans to reduce our corporate overhead.

In the first half of 2007, we also recognized a contingent liability of approximately $192,000, which we recorded as a nonoperating charge, related to our liability to pay to the holders of our Series A Preferred Stock certain dividends. The obligation arose because of our failure to meet a deadline in obtaining the effectiveness of a registration statement we filed with the SEC in November 2006 to register common shares into which the Series A Preferred Stock will eventually be converted. This financial obligation and the issuance of the Series A Preferred Stock generally are described in more detail at Note 8, “Convertible Preferred Stock,” to our consolidated financial statements as of April 29, 2007 included in this quarterly report on Form 10-QSB.

For the second half of 2007 and our fiscal year ending November 2, 2008, we will recognize additional share-based compensation expense of approximately $449,000 and $338,000, respectively. The share-based compensation expense is associated with the grant of unvested restricted common stock shares we made concurrent with our acquisition of Goodtime in October 2006, which grant is described at Note 5, “Share-Based Compensation,” to our unaudited consolidated financial statements as of April 29, 2007 included in this quarterly report on Form 10-QSB. As discussed below, in March 2007, our common stockholders approved the Aces Wired, Inc, 2007 Stock Incentive Plan, under which plan no awards had been granted as of June 8, 2007. We did not recognize any share-based compensation expense associated with the grant of the restricted common stock shares or otherwise during the first three quarters of our fiscal year ended October 29, 2006.

We recognized an income tax benefit of approximately $239,000 for the first half of 2007 compared to income tax expense of approximately $278,000 for the first half of 2006. As described in more detail at Note 9, “Income Taxes,” to our consolidated financial statements as of April 29, 2007 included in this quarterly report on Form 10-QSB, the principal reason for the change in our income tax position is due to the deductibility for income tax purposes of operating losses incurred by our AWP related subsidiaries in fiscal year 2007, whereas the operating losses incurred by those entities in fiscal year 2006 were not deductible for income tax purposes prior to our acquisition of Goodtime in October 2006.

On March 8, 2007, a majority of our common stockholders approved the Aces Wired, Inc. 2007 Stock Incentive Plan (the 2007 Stock Incentive Plan). The 2007 Stock Incentive Plan allows for grants to our employees (inclusive of our executive officers), non-employee directors and other persons providing goods and services to us of restricted common stock shares, options to acquire shares of our common stock, stock appreciation rights and certain other common stock and cash based awards as are defined in the 2007 Stock Incentive Plan. The maximum number of common stock shares for which grants may be awarded under the 2007 Stock Incentive Plan at any one time is limited to 15% of the total outstanding shares of our common stock, subject to adjustment for events such as stock dividends and stock splits. Additionally, the maximum number of common stock shares for which grants may be awarded in any one calendar year is limited to 8% of the number of common stock shares outstanding as of the first day of such calendar year. As of June 8, 2007, no awards had been made under the 2007 Stock Incentive Plan, and we cannot currently estimate the effects on our results of operations resulting from future awards under the 2007 Stock Incentive Plan.

On March 8, 2007, the Compensation Committee of our Board of Directors (the Compensation Committee) approved employment agreements (the Employment Agreements) for our president/chief executive officer and our chief operating officer. The term of each of the Employment Agreements is for three years (effective March 1, 2007) unless terminated earlier. Each officer is guaranteed a minimum annual salary of $350,000 (which is equal to their current annual salary) during the terms of the Employment Agreements, can earn annual bonuses and participate in all other compensation and benefits plans provided generally to all of our employees, including the 2007 Stock Incentive Plan. The Employment Agreements also provide the officers or their heirs, as applicable, with certain compensation in the event their employment with us ends prior to the expiration of the Employment Agreements due to reasons such as their death, disability or termination by us without cause. We cannot currently estimate the effects on our results of operations resulting from additional compensation, if any, under either or both of the Employment Agreements.

On March 8, 2007, the Compensation Committee approved a new employment agreement (the New Agreement) for our chief financial officer. The New Agreement became effective on April 1, 2007 and expires on March 1, 2010. The New Agreement provides our chief financial officer with a guaranteed a minimum annual salary of $230,000 (which is equal to his current annual salary) and allows for him to earn annual bonuses and to participate in all other compensation and benefits plans provided generally to all of our employees, including the 2007 Stock Incentive Plan. The New Agreement also provides him or his heirs, as applicable, with certain compensation in the event his employment with us ends prior to the expiration of the New Agreement due to reasons such as his death, disability or termination by us without cause. We cannot currently estimate the effects on our results of operations resulting from additional compensation, if any, under the New Agreement.

Each of these three executive officers, as well as our chief accounting officer, agreed to indefinite deferrals of 10% of their base annual salaries, effective April 1, 2007.

Liquidity and Financial Position

Principally as a result of the decrease in our AWP revenue resulting from the closure of the Corpus Christi and Killeen gaming centers, we are currently experiencing a monthly cash deficit of approximately $250,000 due to the overall level of our operating expenses and our other financial obligations. As discussed previously, in May 2007, we opened a significant expansion of our Ft. Worth gaming amusement center, and we have implemented measures to reduce corporate and AWP business related cash outflow while the legality of our AWP business in Texas is in doubt. We have also undertaken actions to increase revenues by introducing a new form of sweepstakes-based AWP gaming in our Corpus Christi gaming center later in June 2007 and to sell debit-card processing services to other parties through our wholly-owned subsidiary, Assured Stored Value, LP. If these cash savings and revenue enhancement programs are successful, we project we could be cash flow positive by the end of the summer or early fall of 2007. This estimated positive cash flow projection assumes we operate 80 machines at our Ft. Worth gaming amusement center with average daily winnings of $100 per machine (early player demand at this expanded center has been positive) and 30 machines at our Copperas Cove gaming amusement center with average daily winnings of $125 per machine. These cash flow estimates also assume that we close our gaming amusement center in Amarillo, Texas (which gaming center is currently operating pending the possible commencement of certain legal action to close that center) and that our current operating expenses, including expenses associated with defending and/or prosecuting legal actions associated with our AWP operations, remain at the level we experienced in April 2007.

Even if we are not as successful as we expect to be with the above programs, we believe we can generate sufficient cash flow from operations to sustain our operations and satisfy our financial obligations for at least the next 12-month period assuming our AWP gaming centers currently in operations, other than Amarillo, are not closed. We are also negotiating a one-year extension of a $0.9 million bank credit facility we had that expired on April 30, 2007, which is described in more detail below. We presently do not have any plans to issue additional equity or debt securities. However, we may do so in the future provided such financing is available, can be made under commercially reasonable terms and is complementary to our long-term business plan.

As of April 29, 2007, we had cash and cash equivalents of $4.3 million, a decrease of approximately $2.8 million from cash and cash equivalents of $7.1 million as of October 29, 2006. We also had restricted cash on those dates of $255,000 and $250,000, respectively, which consisted entirely of non-interest bearing accounts controlled by two banks that sponsor our Ace Advantage Card. On May 7, 2007, $240,000 of the restricted funds held by one of the banks was returned to us. Under our other sponsorship agreement, we are required to maintain a restricted deposit account of not less than $5,000 with that bank, which amount is included in other assets in the accompanying consolidated condensed balance sheet as of April 29, 2007.

The $2.8 million decrease in cash and cash equivalents during the first half of 2007 was due primarily to capital expenditures, facility lease security deposits and prepaid expenses associated with the expansion of our AWP gaming business, repayments of debt and capitalized lease obligations and operational losses caused by increased AWP and corporate administrative expenses coupled with decreased AWP gaming revenues resulting from the closure of certain of our Ace Gaming Amusement Centers. During the first half of 2006, cash and cash equivalents increased by approximately $1.5 million to approximately $2.0 million as of April 30, 2006. This increase in cash and cash equivalents was primarily the result of financing activities of approximately $3.1 million, net of repayments of debt and capitalized lease obligations, and capital and other expenditures of $2.4 million associated with the expansion of our AWP gaming business.

On May 25, 2007, we opened a significant expansion of our gaming amusement center in Ft. Worth, Texas at a total cost of approximately $475,000 (excluding AWP machines and other personal property), of which amount approximately $175,000 will be reimbursed to us through reductions in the future rentals due under the lease agreement for this facility. During the first half of 2007, we also made expenditures of approximately $242,000 for improvements to a leased facility in San Antonio, Texas where we had planned to open a new gaming amusement center in the first half of 2007. As discussed previously, on April 30, 2007, we gave notice to the lessor of the San Antonio facility of our election to terminate early this lease due to regulatory reasons, as is provided for in the lease. To support our original plans to expand our AWP gaming business during fiscal year 2007, we had placed orders for AWP machines costing approximately $1.1 million. As of June 8, 2007, approximately $116,000 of that amount was unpaid and related to undelivered machines.  We currently do not have any firm plans to make or commit to significant additional capital expenditures related to our AWP business in Texas until final court rulings are made regarding the legality of our AWP operations in that state.

  We have budgeted approximately $400,000 for other capital expenditures for the remainder of fiscal year 2007, most of which is for a new type of AWP machine for the aforementioned Ft. Worth gaming center expansion, and vehicles and computer equipment and software for our bingo supply business. However, we presently do not have firm commitments for substantially all of these other capital expenditures, and we can and will adjust the level of our capital spending based on our current and projected available cash.

In December 2006 and January 2007, we entered into facility lease agreements to expand our existing gaming amusement center in Ft. Worth and to open three new gaming amusement centers. Minimum monthly rentals under these leases range from $30,000 to $5,000, excluding certain executory costs for which we are responsible under two of the leases. The basic terms for three of the leases are five years, and the basic term for the remaining lease is 10 years. The lease agreement related to the expansion of the Ft. Worth gaming amusement center discussed above provides us with lease incentives, in the form of rental reductions, of approximately $175,000 for improvements we made to that facility. For financial reporting purposes, such lease incentives will be amortized on a straight-line basis over the 60-month basic term of the lease agreement. All of the leases provide us with the options to terminate the leases early with no or minimal penalties if we are precluded from operating our AWP gaming business at those locations due to regulatory reasons. As discussed previously, on April 30, 2007, we gave notice to the lessor of one of these leased facilities of our intention to terminate that lease early due to regulatory reasons. Otherwise, we have not given notice to any other of our lessors of our intent to terminate their leases early due to the possible adverse impact on our AWP gaming business resulting from the opinion issued by the Attorney General of Texas on March 6, 2007, and we have continued to pay and expense the monthly rentals due under those agreements.

Effective March 11, 2007, we became liable to the holders of our Series A Preferred Stock to pay to such stockholders dividends of approximately $40,000 per month for each 30-day period (pro rated for periods of less than 30 days) from such date to the date a registration statement we filed with the SEC on November 8, 2006 becomes effective. As of June 8, 2007, we have made three payments totaling approximately $121,000 relating to this liability, and we estimate we will have to make additional payments of approximately $71,000 before the registration statement is declared effective by the SEC.  However, as the effectiveness of the registration statement is solely at the discretion of the SEC, the total actual payments we might be required to make to settle this liability may exceed the $192,000 liability we had recognized as of April 29, 2007.   This obligation and the Series A Preferred Stock generally are described at Note 8, “Convertible Preferred Stock,” to our unaudited consolidated financial statements as of April 29, 2007 included in this quarterly report on Form 10-QSB.

We are negotiating a one-year extension of a bank credit facility we had that expired on April 30, 2007. Absent further revisions, if any, the provisions of the credit facility will remain unchanged with the exception of a demand payment clause, the extended term and additional financial covenants. Outstanding borrowings at any time under the credit facility are limited to the lesser of $0.9 million or an amount based on our eligible inventory and eligible accounts receivable, as such terms are defined in the credit facility. Borrowings under the credit facility bear variable-rate interest indexed to the prime lending rate (as quoted in The Wall Street Journal from time to time) plus 1%, which interest is payable monthly. Outstanding obligations due under the credit facility are secured by certain of our inventory, accounts receivable and intangible assets, and are guaranteed by one of our officers /common stockholders. The financial covenants include minimum net worth (based on the net worth of K&B, which is the legal borrower under this facility) current ratio and debt-service coverage ratio tests. There are no commitment fees or compensating balances associated with the credit facility.

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

Changes in Internal Controls

During the fiscal quarter ended April 29, 2007, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are the plaintiff in certain litigation, the outcome of which may determine the legality of our AWP business operations in certain counties in Texas and consequently our ability to operate our AWP business in that state. This litigation and the events and circumstances associated with it are described at Note 2, “Business Risk,” Note 11, “Litigation,” and Note 13, “Subsequent Events,” to our unaudited consolidated financial statements as of April 29, 2007 included under Item 1 of PART I of this quarterly report on Form 10-QSB.

Item 4. Submission of Matters to a Vote of Security Holders

On March 8, 2007, and by written consent, certain of our common stockholders owning 5,765,393 common shares of our then outstanding 8,000,019 common shares approved the Aces Wired, Inc. 2007 Stock Incentive Plan (the 2007 Stock Incentive Plan). The purpose of the 2007 Stock Incentive Plan is to attract and retain qualified persons to perform services for and provide goods to us and to align the financial interests of those persons with those of our stockholders. The 2007 Stock Incentive Plan is described at Note 5, “Share-Based Compensation,” to our unaudited consolidated financial statements as of April 29, 2007 included under Item 1 of PART I of this quarterly report on Form 10-QSB, and in the current report on Form 8-K that we filed with the SEC on March 14, 2007.

Item 6. Exhibits.

Number	Description

10.1	Aces Wired, Inc. 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on March 14, 2007).

10.2
Employment Agreement, dated March 8, 2007, by and between Aces Wired, Inc. and Kenneth R. Griffith (incorporated by reference to Exhibit 10.2 to the registrant’s current report on Form 8-K filed on March 14, 2007).

10.3
Employment Agreement, dated March 8, 2007, by and between Aces Wired, Inc. and Knowles B. Cornwell (incorporated by reference to Exhibit 10.3 to the registrant’s current report on Form 8-K filed on March 14, 2007).

10.4
Employment Agreement, dated March 8, 2007, by and between Aces Wired, Inc. and Christopher C. Domijan (incorporated by reference to Exhibit 10.4 to the registrant’s current report on Form 8-K filed on March 14, 2007).

31.1	Rule 13a-14(a) Certification of Chief Executive Officer. *

31.2	Rule 13a-14(a) Certification of Chief Financial Officer. *

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 Certification. *

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 Certification. *

*	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Aces Wired, Inc.

Date: June 13, 2007	By:	/s/ Christopher C. Domijan
Christopher C. Domijan
Executive Vice President, Chief Financial Officer and Secretary