Form 10QSB
period 2007-07-29
Aces Wired Inc
filed 2007-09-12
CIK 1164621

As filed with the Securities and Exchange Commission on September 12, 2007

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 29, 2007

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

As of September 7, 2007, we had 7,959,195 common stock shares outstanding, net of 40,824 treasury stock shares.

Transitional Small Business Disclosure Format (check one). Yes  ☐ No ☒

	ACES WIRED, INC.
	TABLE OF CONTENTS

		Page

PART I.	FINANCIAL INFORMATION	3

Item 1.	On October 4, 2006, Aces Wired, Inc. (formerly OEF Corporate Solutions, Inc.) issued 7,623,580 shares of its common stock for all of the ownership interests in Goodtime Action Amusement Partners, L.P. and Amusement Innovation Partners, LLC. See the Notes to the Consolidated Financial Statements of Aces Wired, Inc. included in this Quarterly Report on Form 10-QSB for further information regarding the impact of such acquisition to these consolidated financial statements.	3

	Consolidated Financial Statements of Aces Wired, Inc. (unaudited)

	Consolidated Condensed Balance Sheets as of July 29, 2007 and October 29, 2006	3

	Consolidated Statements of Operations for the 13-week and 39-week Periods ended July 29, 2007 and July 30, 2006	4

	Consolidated Statement of Changes in Stockholders’ Equity for the 39-week Period ended July 29, 2007	5

	Consolidated Statements of Cash Flows for the 39-week Periods ended July 29, 2007 and July 30, 2006	6

	Notes to Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis or Plan of Operations	16

Item 3.	Controls and Procedures	28

PART II.	OTHER INFORMATION	28

Item 1.	Legal Proceedings	28

Item 6.	Exhibits	28

	Signatures	29

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Aces Wired, Inc.
Consolidated Condensed Balance Sheets
As of July 29, 2007 and October 29, 2006

	July 29,	October 29,
	2007	2006
ASSETS	(unaudited)
Current assets
Cash and cash equivalents	$3,315,037	$7,101,042
Restricted cash	210,368	250,000
Trade accounts receivable, net of provisions for doubtful accounts of
$143,828 and $114,142 for 2007 and 2006, respectively	988,218	801,008
Inventory, net of valuation provisions of $159,510 and $145,027 for 2007
and 2006, respectively	750,632	879,154
Prepaid expenses and other	885,023	387,297
Deferred income tax assets	65,046	53,582
Total current assets	6,214,324	9,472,083
Property and equipment, net of accumulated depreciation and amortization
of $2,737,073 and $1,978,781 for 2007 and 2006, respectively	5,937,976	4,569,361
Goodwill	2,913,522	2,913,522
Intangible assets, net of accumulated amortization of $407,244 and
$225,564 for 2007 and 2006, respectively	1,246,156	1,427,836
Other assets	248,576	104,971
Total assets	$16,560,554	$18,487,773

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Current maturities of long-term debt and capitalized lease obligations	$1,701,754	$646,718
Trade accounts payable	310,075	550,486
Income taxes payable and accrued expenses	838,695	841,461
Total current liabilities	2,850,524	2,038,665
Long-term debt and capitalized lease obligations, less current maturities	663,901	2,157,929
Deferred income tax liabilities	138,214	263,967
Other deferred liabilities and credits	300,916	-
Total liabilities	3,953,555	4,460,561
Commitments and contingencies
Stockholders' equity
Preferred stock ($8,088,210 liquidation preference)	1,612	1,612
Common stock, net of treasury stock at par value	7,959	8,000
Additional paid-in capital	17,636,182	16,128,690
Accumulated deficit	(5,038,754)	(2,111,090)
Total stockholders' equity	12,606,999	14,027,212
Total liabilities and stockholders' equity	$16,560,554	$18,487,773

See accompanying Notes to Consolidated Financial Statements.

Aces Wired, Inc.
Consolidated Statements of Operations
For the 13-week and 39-week Periods ended July 29, 2007 and July 30, 2006
(unaudited)

	13-week Period ended		39-week Period ended
	July 29,	July 30,	July 29,	July 30,
	2007	2006	2007	2006
Revenue
Bingo supply and services	$3,692,072	$3,778,634	$11,636,296	$11,798,453
Gaming amusement centers	1,181,548	769,848	4,503,055	1,581,558
	4,873,620	4,548,482	16,139,351	13,380,011
Less promotional allowances	42,884	51,757	207,634	73,534
Net revenue	4,830,736	4,496,725	15,931,717	13,306,477
Expenses
Cost of sales - bingo supply and services	2,020,096	2,075,138	6,372,612	6,570,270
Operating expenses - gaming amusement centers	1,383,504	1,224,527	4,719,189	2,498,556
Operating expenses - bingo supply and services	871,270	887,922	2,569,390	2,723,271
Corporate overhead	745,261	384,158	2,528,136	1,215,407
Share-based compensation	327,236	-	1,507,451	-
Abandonment losses	357,438	22,624	380,747	22,624
Depreciation and amortization	366,240	251,041	1,003,450	632,418
Total expenses	6,071,045	4,845,410	19,080,975	13,662,546
Operating loss	(1,240,309)	(348,685)	(3,149,258)	(356,069)
Other income (expense)
Interest income	18,736	1,282	124,477	9,794
Interest expense	(45,052)	(51,153)	(145,207)	(75,037)
Other, net	(120,587)	11,173	(317,992)	7,418
Total other income (expense), net	(146,903)	(38,698)	(338,722)	(57,825)
Loss before income taxes	(1,387,212)	(387,383)	(3,487,980)	(413,894)
Income tax benefit (expense)	321,301	(185,234)	560,316	(463,464)
Net loss	$(1,065,911)	$(572,617)	$(2,927,664)	$(877,358)
Net loss per common stock share:
Basic and Diluted	$(0.14)	$(0.08)	$(0.40)	$(0.13)
Weighted average number of common
stock shares outstanding:
Basic and Diluted	7,603,427	7,010,175	7,391,761	6,933,659

See accompanying Notes to Consolidated Financial Statements.

Aces Wired, Inc.
Consolidated Statement of Changes in Stockholders’ Equity
For the 39-week Period ended July 29, 2007
(unaudited)

	Series A
	convertible		Additional
	preferred	Common	paid-in	Accumulated	Treasury
	stock (*)	stock (**)	capital	deficit	stock (**)	Total

Balance at October 29, 2006	$1,612	$8,000	$16,128,690	$(2,111,090)	$-	$14,027,212
Net loss for the 39-week period ended July 29, 2007	-	-	-	(2,927,664)	-	(2,927,664)
Share-based compensation	-	-	1,507,451	-	-	1,507,451
Forfeiture of 40,824 issued and unvested shares of common stock	-	-	41	-	(41)	-
Balance at July 29, 2007	$1,612	$8,000	$17,636,182	$(5,038,754)	$(41)	$12,606,999

(*)	Series A convertible preferred stock, nonredeemable, par value $.001; 5,000,000 shares authorized and 1,612,000 shares issued and outstanding as of July 29, 2007 and October 29, 2006, respectively.

(**)
Common stock, $.001 par value; 45,000,000 shares authorized, 8,000,019 shares issued, and 7,959,195 and 8,000,019 shares outstanding, net of 40,824 and no treasury shares at par value, as of July 29, 2007 and October 29, 2006, respectively.

See accompanying Notes to Consolidated Financial Statements.

Aces Wired, Inc.
Consolidated Statements of Cash Flows
For the 39-week Periods ended July 29, 2007 and July 30, 2006
(unaudited)

	39-week Period ended
	July 29,	July 30,
	2007	2006
Cash flows from operating activities
Net loss	$(2,927,664)	$(877,358)
Adjustments to reconcile net loss to net cash provided by
(used in) operating activities:
Share-based compensation	1,507,451	-
Depreciation and amortization of property and equipment	821,770	486,216
Amortization of intangible assets	181,680	146,202
Provision for doubtful accounts receivable	29,475	51,951
Inventory valuation provision	134,461	196,417
Abandonment losses	380,747	22,624
Deferred income taxes	(137,217)	(49,599)
Other, net	34,672	21,928
Changes in operating assets and liabilities:
Trade accounts receivable	(216,685)	(91,658)
Inventory	(5,939)	(289,828)
Prepaid expenses and other current assets	(382,499)	(147,232)
Trade accounts payable	(240,411)	512,667
Income taxes payable and accrued expenses	(108,487)	464,862
Other operating assets and liabilities, net	108,704	(105,167)
Net cash provided by (used in) operating activities	(819,942)	342,025
Cash flows from investing activities
Decrease in restricted cash, net	34,632	-
Proceeds from sales of property and equipment	-	36,784
Cash acquired in business acquisition	-	35,221
Cash surrender value of officer life insurance policy, net	-	34,315
Acquisitions of property and equipment	(2,520,775)	(3,097,887)
Net cash used in investing activities	(2,486,143)	(2,991,567)
Cash flows from financing activities
Proceeds from issuance of notes payable to related parties	-	1,599,900
Proceeds from sale and leaseback transaction	-	1,000,000
Capital contributions to partnerships	-	667,599
Proceeds from borrowings under bank credit facility	-	600,000
Repayments of debt and capitalized lease obligations	(479,920)	(965,010)
Net cash provided by (used in) financing activities	(479,920)	2,902,489
Net increase (decrease) in cash and cash equivalents	(3,786,005)	252,947
Cash and cash equivalents - beginning of the period	7,101,042	500,616
Cash and cash equivalents - end of the period	$3,315,037	$753,563

See accompanying Notes to Consolidated Financial Statements.

Aces Wired, Inc.

Notes to Consolidated Financial Statements

1. Business and Basis of Presentation

Aces Wired, Inc. (Aces Wired or the Company), a Nevada corporation, is the parent company of Goodtime Action Amusement Partners, L.P. (Goodtime), a gaming and recreation company formed on October 31, 2005 in a business combination with K&B Sales, Inc. (K&B) and Aces Wired, LLC (AWLLC). K&B distributes electronic bingo games and related equipment, supplies and branded pull tabs to charity bingo licensees throughout the state of Texas and has been in business for over 29 years. AWLLC was organized in June 2004 and operates in the amusement-with-prize (AWP) gaming market in Texas where it utilizes its proprietary financial redemption/player card system (the Ace Advantage Card system). This system allows the Company’s gaming patrons to use their winnings from playing the Company’s AWP games for redemptions for non-cash merchandise from participating merchants who accept debit and credit cards. As of September 7, 2007, the Company operated 235 AWP machines in four gaming amusement centers in Texas (called Ace Gaming Amusement Centers). Texas is currently the only geographic area in which the Company has properties and business operations. The Company is based in Dallas, Texas.

As described in more detail at Note 2 and Note 15, litigation resulting from an opinion issued by the Attorney General of Texas (the Attorney General) in March 2007 resulted in the temporary closure of certain of the Company’s gaming amusement centers. The Company cannot currently predict the outcome of this litigation or the duration of the closures, including whether any closures will become permanent. Except as described in Note 11 and Note 15, these financial statements do not contain any adjustments, including the recognition of impairment losses on the Company’s goodwill and other long-lived assets associated with its AWP gaming business, resulting from the actual and/or possible future closures of its gaming amusement centers, or other events related to the Attorney General’s opinion that might adversely affect the Company’s amusement-with-prize gaming business generally.

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10−QSB and Item 310(b) of Regulation S−B of the U.S. Securities and Exchange Commission (SEC). Accordingly, these interim financial statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying consolidated financial statements contain all adjustments, including normal recurring adjustments, necessary for the fair presentation of the Company’s consolidated results of operations and financial position for the periods presented. Demand for the Company’s bingo supply products is usually the strongest during the months January through March, but the bingo supply business does not otherwise typically experience significant monthly fluctuations throughout the year. To date, the seasonal demand for the Company’s relatively new AWP gaming services has mirrored that of its bingo supply business. Accordingly, the results of operations for the periods presented are not necessarily indicative of the results of operations to be expected for the entire year. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto of Aces Wired, Inc. included in the Company’s Annual Report on Form 10−KSB for the fiscal year ended October 29, 2006.

2. Business Risk, Contingencies and Impairment

Texas law excludes from the definition of a gambling device all electronic, electromechanical, or mechanical contrivances designed, made and played solely for bona fide amusement purposes if the contrivance rewards the player exclusively with non-cash merchandise prizes, toys or novelties, or a representation of value redeemable for those items, subject to certain valuation limitations. The Company’s AWP machines, which are played exclusively with its Ace Advantage Card, are expressly designed and deployed in a manner that the Company believes is compliant with Texas law. On March 6, 2007, the Attorney General issued an opinion stating that AWP gaming machines that record a player’s winnings on a stored-value debit card are illegal in Texas because a stored-value debit card is a medium of exchange within the definition of cash and, therefore, does not constitute a non-cash merchandize prize. Under Texas law, the Attorney General’s opinion is not controlling on the state or binding on a court of law in that state. Ultimate determination of a law's applicability, meaning or constitutionality is determined by the Texas courts.

Interpretation and enforcement of gambling and similar laws and regulations in Texas are generally conducted at the county level of government. In March 2007, local authorities in Nueces County, Texas and Bell County, Texas threatened legal actions in response to the Attorney General’s opinion that resulted in the temporary closure of the Company’s gaming amusement centers in Corpus Christi, Texas and Killeen, Texas, claiming that the Company’s AWP machines, together with its Ace Advantage Card, operate in a manner similar to the types of cards and gaming machines described in the Attorney General’s opinion and are therefore illegal gambling devices. The Company was also notified in March 2007 by authorities in Potter County, Texas that the Company can continue to operate its gaming amusement center in Amarillo, Texas until such time that Potter County files a nuisance action against the Company for the purpose of determining whether the Company’s AWP gaming machines constitute gambling devices, gambling paraphernalia or both under Texas law. Under the terms of this arrangement with Potter County, the Company will be required to close the Amarillo center once legal action commences and possibly throughout the period such action is litigated, which had not occurred as of September 7, 2007.

Aces Wired, Inc.

Notes to Consolidated Financial Statements

The Company reopened the Corpus Christi center on June 19, 2007, but the Killeen gaming center remains closed. With the exception of the possible legal action in Potter County, the Company is not currently aware of any other planned or threatened legal action that might require it to close any of its other AWP gaming amusement centers currently in operations.

Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies,” (SFAS 5) requires the accrual of losses when they are probable and relate to the current or prior periods. As of July 29, 2007, two of the affected gaming centers (Corpus Christi and Amarillo) were operating and the permanent closure of the third center (Killeen) was not imminent. Further, the Company has been advised by its legal counsel that while there are no assurances the Company will ultimately prevail in court, there are also no compelling reasons to believe otherwise. Accordingly, as of July 29, 2007, the Company had not recognized contingent losses associated with the possible permanent closures of any of the three subject gaming centers as the pertinent circumstances existing as of that date did not satisfy the probability criterion of SFAS 5. However, while the Company does not currently believe it is probable, it is reasonably possible that the litigation in Nueces County and Bell County, together with the threatened litigation in Potter County, might ultimately result in the permanent closure of some or possibly all of the subject gaming centers. The Company estimates that depending on which and how many, if any, of the subject centers it might ultimately have to close, the Company could incur a loss of between approximately $60,000 (assuming only closure of the Killeen center as of July 29, 2007) and $483,000 (assuming closure of all three centers as of July 29, 2007) resulting principally from the abandonment of the improvements at those leaseholds and the accrual for remaining minimum lease payments arising from the early termination of the leases, as is provided for in those agreements.

Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” (SFAS 142) and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (SFAS 144) require an entity to test its goodwill and other long-lived assets, including intangible assets subject to amortization, whenever events and circumstances indicate that such assets might be impaired. In light of the adverse events resulting from the March 6, 2007 opinion by the Attorney General, the Company tested the carrying values of its goodwill, intangible assets and other long-lived assets associated with its AWP gaming business in accordance with SFAS 142 and SFAS 144. The tests were performed both at a reporting entity level and specifically for each of the Company’s three gaming amusement centers in operations as of April 29, 2007 and for its Corpus Christi center that reopened in June 2007. Due to the legal uncertainties currently clouding the Company’s AWP operations, the tests employed probability-weighted cash flows, which in turn were based substantially on the Company’s historical operating results and current business plan and market forecasts. For the specific purpose of applying the SFAS 142 reporting entity level test, the Company assumed that additional gaming machines were deployed in certain of the centers, but it did not assume the opening of additional gaming centers.

Based on the results of these tests, management concluded that the carrying values of its goodwill and other long-lived assets associated with its AWP gaming business, including intangible assets subject to amortization, were not impaired as of April 29, 2007. Further, no events occurred subsequent to that date from which the Company believed additional impairment testing was required as of July 29, 2007. However, as the determination of future cash flows is based and consequently dependent on the Company’s expectations of its future financial performance, impairment of the Company’s long-lived assets could occur in the future if actual operating results differ materially and adversely from such expectations.

Adverse rulings in any of the aforementioned litigation might instigate legal action against the Company’s other gaming amusement centers in Texas. Conversely, because AWP gaming is not a state regulated industry in Texas, even if the Company prevails in any or all of this litigation, that does not guarantee the Company will not face similar legal actions against its AWP gaming operations in other counties in Texas. While the Company believes its AWP machines do not violate Texas law regarding gambling devices or otherwise, and intends to, if necessary, litigate that position in the higher Texas courts, there are no assurances the Company will ultimately prevail in court. In the event the Company is forced to cease operations of all or substantially all of its AWP gaming business in Texas for a prolonged period, if not permanently, it could have a material and adverse effect on the Company’s results of operations and financial position.

Aces Wired, Inc.

Notes to Consolidated Financial Statements

3. Goodtime

On October 31, 2005, Goodtime, a Texas limited partnership, acquired 100% of the issued and outstanding common stock shares of K&B and 100% of the outstanding ownership interests in AWLLC. Goodtime’s acquisition of K&B and AWLLC was accounted for as a business combination pursuant to SFAS No. 141, “Business Combinations.” Due primarily to the significance of K&B’s financial position and operations as of October 31, 2005 compared to the financial positions and operations of Goodtime and AWLLC as of that date, K&B was considered to be the accounting acquirer and predecessor company of Goodtime and, consequently, of the Company.

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

Cash	$35,221
Other tangible assets	1,029,390
Intangible asset (favorable game software contract)	669,000
Goodwill	2,913,522
Liabilities assumed	(97,133)
Total consideration paid	$4,550,000

Because Goodtime’s acquisition of K&B and AWLLC occurred on the first day of the Company’s fiscal year ended October 29, 2006, the Company’s actual results of operations for the 13-week and 39-week periods ended July 30, 2006 are effectively its pro forma results of operations for those same two periods.

4. Loss Per Common Stock Share

The Company’s acquisition of Goodtime on October 4, 2006 was accounted for as a reverse acquisition, or recapitalization, of Goodtime. Accordingly, the computations of basic and diluted net loss per common stock share for the 13-week and 39-week periods ended July 29, 2007 and July 30, 2006 are based on the premise that the Company acquired Goodtime on the first day of each of the subject periods. Additionally, in connection with the acquisition of Goodtime, approximately 1.1 million shares collectively of unvested restricted common stock were granted to certain of the Company’s officers, employees and non-employee directors. For the purposes of computing basic and diluted net loss per common stock share for the subject 13-week and 39-week periods in 2007 and 2006, it was assumed that such restricted common stock shares vested on and pursuant to their actual vesting dates and terms.

Approximately 1,968,000 and 2,179,000 cumulative weighted average shares of unvested restricted common stock and potential common shares related to convertible preferred stock are not included in the computations of diluted net loss per common stock share for the 13-week and 39-week periods ended July 29, 2007, respectively, because their inclusion would be antidilutive. For the 13-week and 39-week periods ended July 30, 2006, the calculations of diluted net loss per common stock share do not include approximately 950,000 and 1,026,000 weighted average shares of unvested restricted common stock, respectively, because their inclusion would be antidilutive.

5. Share-Based Compensation

Restricted Common Shares

On October 4, 2006, the Company granted approximately 1.1 million shares of unvested restricted common stock to certain of its officers, employees and non-employee directors. The grant of the restricted common stock was made in exchange for the profit interests such officers, employees and non-employee directors held in Goodtime prior to the Company’s acquisition of Goodtime in October 2006. The Company accounted for the exchange of the restricted common stock for the profit interests as a modification of an award pursuant to SFAS No. 123 (revised 2004), “Share-Based Payment,” (SFAS 123R), which the Company adopted during its fiscal year ended October 29, 2006.

Aces Wired, Inc.

Notes to Consolidated Financial Statements

SFAS 123R provides guidance on the accounting for various types of modifications, including modifications of awards that result in a reclassification of the award to an equity award from a liability award (the grant of the restricted common stock shares is accounted for as an equity award as settlement of the award will be in shares of the Company’s common stock). Generally speaking, and subject to certain limitations, when an award is modified, the entity is deemed to have repurchased the original award by issuing a new award of equal or greater value and incurs additional compensation cost for the incremental value of the new award in the reporting period in which the modification occurs, subject to the provisions of the new award, such as vesting.

The restricted common stock was initially valued at approximately $5.6 million in total (or $5.00 per share), of which approximately $327,000 (or $0.04 basic and diluted net loss per common share) and $1,507,000 (or $0.20 basic and diluted net loss per common share), respectively, was recognized as compensation expense during the 13-week and 39-week periods ended July 29, 2007. Approximately $459,000 of compensation cost related to the remaining unvested restricted common shares was attributable to future service periods as of July 29, 2007 and will be expensed using the graded vesting attribution method over a weighted average period of approximately one year. The Company did not recognize any compensation expense associated with the liability awards during the comparable 13-week and 39-week periods in fiscal year 2006. The fair value of the restricted common stock was based on the sales price per share for 1.612 million shares of convertible preferred stock the Company sold in a private placement as a condition precedent to its acquisition of Goodtime, which transaction is described in more detail at Note 12.

On March 9, 2007, a non-employee member resigned from the Company’s board of directors. This director had been granted approximately 51,000 shares of unvested restricted common stock in October 2006 in exchange for the director’s profit interest in Goodtime. Although the restricted shares were unvested, they were considered to be issued and outstanding common shares for legal purposes. The Company accelerated the vesting of 10,000 of the common shares effective as of the director’s resignation date in consideration for his past services on the board of directors. The remaining approximate 41,000 common shares were forfeited to the Company, which shares are accounted for as donated treasury stock using the par value method.

Approximately 427,000 shares of the restricted common stock vested during the 39-week period ended July 29, 2007, and approximately 356,000 shares of the restricted common stock were unvested as of that date.

2007 Stock Incentive Plan

On March 8, 2007, a majority of the Company’s common stockholders approved the Aces Wired, Inc. 2007 Stock Incentive Plan (the 2007 Stock Incentive Plan). The 2007 Stock Incentive Plan allows for grants to the Company’s employees (inclusive of its executive officers), non-employee directors and other persons providing goods and services to the Company of restricted common stock shares, options to acquire shares of common stock, stock appreciation rights and certain other common stock and cash based awards as are defined in the 2007 Stock Incentive Plan. The maximum number of common stock shares for which grants may be awarded under the 2007 Stock Incentive Plan at any one time is limited to 15% of the total outstanding shares of the Company’s common stock, subject to adjustment for events such as stock dividends and stock splits. Additionally, the maximum number of common stock shares for which grants may be awarded in any one calendar year is limited to 8% of the number of common stock shares outstanding as of the first day of such calendar year. As of September 7, 2007, no awards had been made under the 2007 Stock Incentive Plan.

6. Revenue Recognition

In conjunction with the reopening of the Company’s Corpus Christi amusement gaming center in June 2007, the Company introduced a new type of sweepstakes-based AWP gaming system. Winnings from playing this new type of AWP game can be redeemed only at the Corpus Christi gaming center for non-cash merchandise and also allows the Company’s gaming patrons to enter sweepstakes games unique to that center for cash and other prizes. To fund the sweepstakes prizes, the Company sets aside estimated portions of the center’s net hold, which amounts are offset against revenue and deferred in a liability account until expended.

Aces Wired, Inc.

Notes to Consolidated Financial Statements

7. Restricted Cash

Restricted cash as of July 29, 2007 included approximately $200,000 of cash held in escrow as a good faith deposit associated with the Company’s preliminary negotiations regarding a possible business acquisition. The funds were released from escrow on September 7, 2007 after the negotiations were mutually terminated. Restricted cash as of October 29, 2006 was comprised entirely of an encumbered, non-interest bearing account controlled by a bank that sponsored the Company’s Ace Advantage Card, all of which had been released to the Company by August 21, 2007.

8. Prepaid Expenses and Other

Prepaid expenses and other consisted of the following amounts as of July 29, 2007 and October 29, 2006.

	July 29,	October 29,
	2007	2006
Income taxes receivable	$539,579	$-
Rent	118,660	-
Insurance	96,228	140,514
Licenses and royalties	69,872	142,530
Professional services	-	49,533
Other	60,684	54,720
	$885,023	$387,297

Income taxes receivable was comprised of a net overpayment of estimated federal income taxes for fiscal year 2006 and the estimated current federal income tax benefit for fiscal year-to-date 2007.

9. Other Deferred Liabilities and Credits

Other deferred liabilities and credits as of July 29, 2007 consisted of the unamortized balances of incentives the Company received under the operating lease agreements for two of its gaming amusement centers and the cumulative difference between recognized rent expense and rental payments related to operating lease agreements for the Company’s corporate offices and certain of its gaming amusement centers. The approximate $182,000 cumulative net carrying value as of July 29, 2007 of the deferred lease incentives is being amortized on a straight-line basis as a reduction in rent expense over the respective basic terms of the underlying lease agreements.

10. Retirement Plans

The Company sponsors a 401(k) deferred compensation plan in which its employees may contribute up to 15% of their eligible earnings annually on a pretax basis. The Company matches 50% of the first 6% of the employees’ annual contribution to the plan. The Company’s matching contributions were approximately $17,000 and $50,000, respectively, for the 13-week and 39-week periods ended July 29, 2007, and approximately $18,000 and $48,000, respectively, for the comparable 13-week and 39-week periods in 2006.

11. Abandonment Losses

On May 25, 2007, the Company opened an expansion of its gaming amusement center in Ft. Worth, Texas and concurrently vacated certain other space it was leasing at that facility, which resulted in an approximate $33,000 loss from the abandonment of unamortized improvements the Company had made to the vacated space.

On April 30, 2007, the Company exercised its option to terminate early due to regulatory reasons a lease for a facility in San Antonio, Texas and recognized a loss of approximately $306,000 from the abandonment of the improvements it had made to this leasehold. The Company had entered into this lease in December 2006 for the purpose of opening a gaming amusement center during the second fiscal quarter of 2007. As discussed at Note 15, the Company and the landlord of this facility are adversaries in certain litigation relating to the Company’s right to exercise the early termination option.

Aces Wired, Inc.

Notes to Consolidated Financial Statements

In February 2007, the Company closed a gaming amusement center in Corpus Christi, Texas due to poor financial performance and recognized a loss of approximately $41,000 from the abandonment of unamortized improvements to this leased facility and certain personal property.

In July 2006, authorities in Hidalgo County, Texas threatened the Company with legal action if the Company did not close its gaming amusement center in McAllen, Texas. The Company was not willing to litigate this matter and voluntarily and permanently closed the McAllen center, which closure resulted in a loss of approximately $23,000 from the abandonment of unamortized improvements to that leased facility.

12. Convertible Preferred Stock

On October 11, 2006, and as a condition precedent to its acquisition of Goodtime, the Company sold 1.612 million shares of its nonredeemable Series A convertible preferred stock (the Series A Preferred Stock) for $8.06 million (or $5.00 per share), before related issuance costs. The purchasers of the Series A Preferred Stock also received options to acquire up to an additional 322,400 shares of Series A convertible preferred stock at $5.00 per share (the Options). The Series A Preferred Stock automatically converts into an equal number of the Company’s common stock shares upon the effectiveness of a registration statement the Company filed with the SEC on November 8, 2006, as amended (the Registration Statement). The Options, if not previously exercised, expire upon the effectiveness of the Registration Statement.

As of September 7, 2007, the Registration Statement had not been declared effective by the SEC. Pursuant to the provisions of the Certificate of Designation for the Series A Preferred Stock, because the Registration Statement was not effective within 150 days of the issuance date of the Series A Preferred Stock, or March 10, 2007, the holders of the Series A Preferred Stock became entitled to dividends equal to $0.025 per share for each 30-day period following that deadline (or $40,300, pro rated for periods of less than 30 days). Accordingly, and pursuant to Financial Accounting Standards Board Staff Position EITF 00-19-2, “Accounting for Registration Payment Arrangements,” during the 13-week and 39-week periods ended July 29, 2007, the Company recognized nonoperating expenses of approximately $120,000 and $312,000, respectively, which amounts represent the Company’s estimate of the total dividends it has paid and will be required to pay to the holders of the Series A Preferred Stock before the Registration Statement is declared effective by the SEC.

The holders of the Series A Preferred Stock are also entitled to payments if after conversion of the Series A Preferred Stock into the registered shares of the Company’s common stock, the holders of the Series A Preferred Stock are prohibited from selling such common shares as a result of certain suspensions, if any, of the prospectus forming part of the Registration Statement. Such cumulative payments, including the dividend payments discussed previously, are limited to 10% of the total gross sales proceeds of the Series A Preferred Stock, or $806,000.

13. Income Taxes

The Company recorded income tax benefits of approximately $321,000 and $560,000, respectively, for the 13-week and 39-week periods ended July 29, 2007, and income tax expense of approximately $185,000 and $463,000, respectively, for the comparable periods ended July 30, 2006. The less than expected income tax benefits for the subject periods in fiscal year 2007 were due primarily to the fact that the share-based compensation expense recognized and the dividends accrued and/or paid on the Series A Preferred Stock during those periods are not deductible for income tax purposes. The recognition of income tax expense for the 13-week and 39-week periods of 2006 was due principally to the non-deductibility of net operating losses incurred by certain of the Company’s subsidiaries prior to its acquisition of Goodtime in October 2006.

Subsequent to the Company’s acquisition of Goodtime, the Company has incurred significant net operating losses for book purposes and expects to incur a consolidated taxable loss for its fiscal year ending October 28, 2007. Further, the actual and potential adverse effects on the Company’s AWP business resulting from the opinion issued by the Attorney General in March 2007 creates additional doubts respecting the Company’s ability to generate taxable profits in the future. However, as of July 29, 2007, the Company had not recognized any valuation allowance on its deferred tax assets primarily because of its ability to carryback the estimated current year-to-date net operating loss to the prior two years in which the Company had consolidated taxable income.

Aces Wired, Inc.

Notes to Consolidated Financial Statements

14. Transactions with Related Parties

The Company leases certain warehouse and office space from two of its executive officers/common stockholders. The Company paid rentals of $48,000 and $144,000, respectively, under these leases during each of the 13-week and 39-week periods ended July 29, 2007 and July 30, 2006.

In November 2005, the Company borrowed approximately $1.0 million from two of its executive officers/common stockholders for working capital purposes, of which $646,000 was outstanding as of July 29, 2007 including accrued and unpaid interest of approximately $46,000. The Company recognized interest expense related to these borrowings of approximately $7,000 and $20,000, respectively, during the periods ended July 29, 2007, and $7,000 and $19,000, respectively, during the comparable periods in 2006. Principal and accrued interest are payable at maturity of the notes on November 11, 2007 and are included in current maturities of long-term debt and capitalized lease obligations in the accompanying consolidated condensed balance sheet as of July 29, 2007.

In January 2006, the Company borrowed $600,000 from its chairman of the board and principal stockholder for working capital purposes, all of which was outstanding as of July 29, 2007 as well as accrued and unpaid interest of approximately $42,000. The Company recognized interest expense related to this borrowing of approximately $7,000 and $21,000, respectively, during the periods ended July 29, 2007, and $7,000 and $15,000, respectively, during the comparable periods in 2006. Principal and accrued interest are payable at maturity of the note on January 20, 2008 and are included in current maturities of long-term debt and capitalized lease obligations in the accompanying consolidated condensed balance sheet as of July 29, 2007.

In May 2006, the Company sold a building for approximately $37,000 to one of its executive officers and recognized an approximate $18,000 gain, which gain is included in other income (expense) in the accompanying consolidated statement of operations for the 13-week and 39-week periods ended July 30, 2006.

In May 2006, the Company sold a whole-life insurance policy on one of its executive officers to that officer at the policy’s cash surrender value of approximately $41,000. No gain or loss was recorded on the sale.

One of the Company’s subsidiaries has a consulting agreement with an entity owned by the Company’s chairman of the board and principal stockholder, under which that entity manages the daily operations of the subsidiary. The Company incurred expenses of approximately $20,000 and $61,000, respectively, under this agreement during each of the 13-week and 39-week periods ended July 29, 2007 and July 30, 2006. Effective April 1, 2007, this affiliated entity agreed to indefinite deferrals of all payments owed to it pursuant to the consulting agreement.

15. Litigation

As mentioned in Note 2, the Company is the plaintiff in certain litigation in Nueces County, Texas (Cause No. 07-60545-2; Aces Wired Amusement Center #5, LP v. Stellar Point, Ltd. ) and Bell County, Texas (Cause No. 222,849-B; Aces Wired Amusement Center #2, LP v. Concho Rainbow, Inc. ) regarding the Company’s rights to legally operate its AWP gaming business in compliance with the terms of the lease agreements for its gaming amusement centers in Corpus Christi and Killeen.

On June 25, 2007, the Company presented exhibits and gave testimony regarding its case against Concho Rainbow, Inc. in the 146th Judicial District Court of Bell County. The court took the evidence under advisement and requested that the Company prepare a trial brief before it made its ruling. The Company expects to provide the trial brief to the court not later than the end of September 2007, but it cannot determine when the court will in turn render a decision. The Company’s case against Stellar Point, Ltd is currently scheduled to be heard in the County Court of Law #2 in Nueces County on September 20, 2007.

The Company cannot currently predict the outcome of the lawsuits in Nueces County and Bell County. However, adverse rulings in either or both of the cases could result in eviction of the Company from its gaming centers in Corpus Christi and Killeen could significantly and adversely affect the Company’s results of operations and financial position.

On June 7, 2007, and as a consequence of the Attorney General’s opinion in March 2007, the Company was notified by one of its gaming software providers and developers of that vendor’s intent to exercise its option to terminate an agreement because the games and gaming platform provided under the agreement were allegedly being used by the Company in violation of local gambling laws and regulations. On June 19, 2007, the Company responded to the notice by stating that its AWP games and system are fully compliant with applicable Texas law and evoked its right under the subject agreement to settle the issue in arbitration, and on July 18, 2007, an arbitration meeting was held among all parties of interest. In his September 7, 2007 opinion, the arbitrator concluded that Company’s AWP machines and system comply with Texas gambling laws.

Aces Wired, Inc.

Notes to Consolidated Financial Statements

On April 30, 2007, the Company gave notice to the lessor of a facility in San Antonio, Texas to terminate that lease early. The Company entered into this lease in December 2006 for the purpose of opening a new gaming amusement center in San Antonio, Texas in the second fiscal quarter of 2007. However, as a consequence of the opinion issued by the Attorney General on March 6, 2007, which was issued pursuant to a request by the district attorney of Bexar County where this center is located, the Company believed that if it proceeded with opening this gaming center it would most likely face civil and possibly criminal charges. Accordingly, the Company exercised its option to terminate the lease due to regulatory reasons. The lessor of this property claims that the Company’s option to terminate the lease due to regulatory reasons is not valid given the circumstances under which the option was exercised. On May 24, 2007, the Company filed suit in Bexar County (Cause No. 2007-CI-07991; Aces Wired Amusement Center #8, LP and Aces Wired, Inc. v. Nilesh Enterprises, Inc.) seeking declaratory relief for, among other things, the enforcement of its right under the lease to exercise the early termination option. A court hearing date for this case has not been scheduled.

Concurrent with exercising its option to terminate the lease for the San Antonio facility, the Company paid a termination fee to the lessor equal to three months’ rentals, or approximately $83,000, as is provided for in the lease. On August 3, 2007, the Company extended an offer to the lessor to settle the lawsuit out of court by, among other things, negotiating a new lease for the facility. To date, and after repeated extensions of the deadline, the lessor has not responded to the offer. The Company cannot currently predict the outcome of its lawsuit respecting the San Antonio lease, nor whether the lessor might pursue a countersuit alleging that the Company breached the lease. In the event of an adverse outcome, the Company estimates that it could be required to pay restitution of up to $580,000 to the lessor.

As mentioned in Note 2, in March 2007, the Company was notified by the county attorney of Potter County, Texas of the county attorney’s intent to take legal action against the Company regarding its AWP operations at the Company’s gaming amusement center located in Amarillo. To date, Potter County has not initiated such legal action, and the Company cannot currently estimate when or if such legal action will commence.

Management is not aware of any other legal proceedings contemplated by any governmental authority or any other party involving the Company or its properties, nor is any of the Company’s directors, officers or affiliates a party adverse to the Company in any legal proceedings, or has an adverse interest to the Company in any legal proceedings.

16. Segment Information

The Company has two principal operating subsidiaries, K&B and AWLLC, each of which is a reportable business segment pursuant to SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” K&B has been in business for over 29 years and is a supplier of electronic bingo games and equipment, branded pull tabs and bingo supplies in Texas. AWLLC, which was organized in June 2004, does business in the AWP gaming industry in Texas. As of September 7, 2007, AWLLC was operating approximately 235 AWP machines in four gaming amusement centers, compared to the approximate 190 AWP machines AWLLC was operating in six gaming amusement centers as of the end of the Company’s fiscal year ended October 29, 2006. Texas is currently the only geographic area in which the Company has properties and business operations.

The Company derives the results of operations and other financial information regarding K&B and AWLLC directly from the same financial reporting system that the Company uses to prepare its consolidated financial statements and other financial management reports. Management measures the performance of each operating business segment based on several metrics including net earnings from operations and earnings before interest, income taxes and depreciation and amortization. Management uses these financial metrics to assist it in evaluating the performance of and to assign resources to each of its operating business segments. The Company does not allocate to its operating business segments certain corporate-level expenses such as share-based compensation, income taxes and other corporate overhead. Further, management does not allocate to the AWP business segment any of the legal expenses it incurs to litigate the legality of its AWP operations in Texas as such expenses have no directly meaningful effect on that business segment’s financial performance. As used herein, the K&B business segment is referred to as Bingo and the AWLLC business segment is referred to as AWP. Unallocated corporate expenses are referred to as Corporate. The Company historically has had no intersegment revenues nor does it expect to have any significant intersegment revenues in the near term.

Aces Wired, Inc.

Notes to Consolidated Financial Statements

Selected financial data for the Company’s business segments for the 13-week and 39-week periods ended July 29, 2007 and July 30, 2006 are presented in the following tables.

	13-week Period ended
			Segment Income (Loss)
	Total Net Revenues		before Income Taxes
	July 29,	July 30,	July 29,	July 30,
	2007	2006	2007	2006

Bingo	$3,692,072	$3,778,634	$702,095	$751,921
AWP	1,138,664	718,091	(898,765)	(740,415)
Segment totals	$4,830,736	$4,496,725	$(196,670)	$11,506

	39-week Period ended
			Segment Income (Loss)
	Total Net Revenues		before Income Taxes
	July 29,	July 30,	July 29,	July 30,
	2007	2006	2007	2006

Bingo	$11,636,296	$11,798,453	$2,417,262	$2,274,914
AWP	4,295,421	1,508,024	(1,618,875)	(1,444,409)
Segment totals	$15,931,717	$13,306,477	$798,387	$830,505

	13-week Period ended		39-week Period ended
	July 29,	July 30,	July 29,	July 30,
	2007	2006	2007	2006

Segment income (loss) before income taxes	$(196,670)	$11,506	$798,387	$830,505
Corporate overhead excluding share-based
compensation and income taxes	863,306	398,889	2,778,916	1,244,399
Share-based compensation	327,236	-	1,507,451	-
Consolidated loss before income taxes	(1,387,212)	(387,383)	(3,487,980)	(413,894)
Income tax benefit (expense)	321,301	(185,234)	560,316	(463,464)
Consolidated net loss	$(1,065,911)	$(572,617)	$(2,927,664)	$(877,358)

 Most of the Company’s assets are accounted for at a subsidiary level, which for the most part corresponds with its business segments. Certain assets are, however, allocated by the Company to the business segment that is the principal beneficiary from the realization of those assets. Corporate and other unallocated assets after elimination of intercompany receivables are composed primarily of cash and cash equivalents and deferred income tax assets.

As described in more detail in Note 11, due to the closure of three leased AWP gaming centers during the 39-week period ended July 29, 2007, the Company abandoned leasehold improvements and certain personal property with a cumulative net book value of approximately $381,000. During the comparable 39-week period of 2006, the Company abandoned leasehold improvements with a net book value of approximately $23,000 due to the closure of a leased AWP gaming center.

Item 2. Management's Discussion and Analysis or Plan of Operation

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

You should be aware that our actual financial and operational results could differ materially from those contained in the forward-looking statements due to a number of factors including, but not limited to, the following: uncertainty raised by the adverse opinion issued by the Attorney General of Texas on March 6, 2007 and/or changes in laws or regulations affecting the amusement-with-prize (AWP) and bingo supply industries in Texas, which currently is the only geographic area we operate in; competition within and outside of our AWP and bingo supply industries; our ability to respond to new competitive developments in AWP and bingo games and gaming technology; our ability to effectively finance and execute a successful business strategy; our ability to protect our intellectual property through patents, trademarks, copyrights and confidentiality agreements; our reliance on automated systems and the adverse impact due to any failure of these systems; our ability to attract and retain qualified employees; possible business combinations and other strategic partnerships, divestures, and other significant transactions that might involve additional uncertainties and financial risks; and other risks and uncertainties described from time to time in certain of our reports filed with the U.S. Securities and Exchange Commission (SEC), including those risks described under Risk Factors in our Annual Report on Form 10-KSB for the fiscal year ended October 29, 2006.

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

Our original line of business was to provide EDGAR (electronic data gathering, analysis and retrieval) services to companies that file reports with the SEC. With our acquisition of Goodtime, we became a gaming and recreation company and the parent of K&B Sales, Inc. (K&B) and Aces Wired, LLC (AWLLC). K&B distributes electronic games and related equipment, supplies and branded pull-tabs to charity bingo licensees throughout Texas and has been in operation for over 29 years. AWLLC, formed in June 2004, operates in the amusement-with-prize gaming industry in Texas where it utilizes its proprietary financial redemption/player card system (the Ace Advantage Card system), which we believe gives us a distinct competitive advantage in the Texas AWP gaming market. This system allows players to store their winnings from playing our AWP games for future redemptions for a variety of non-cash merchandise from participating merchants who accept debit and credit cards. As of September 7, 2007, we operated approximately 235 AWP machines in four gaming amusement centers (called Ace Gaming Amusement Centers). Currently, our bingo supply and AWP gaming operations are conducted only in Texas.

On March 6, 2007, the Attorney General of Texas (the Attorney General) issued an opinion, which stated that AWP gaming machines that record a player’s winnings on a stored-value debit card are illegal in Texas. Under Texas law, the Attorney General’s opinion is not controlling on the state or binding on a court of law in that state. Ultimate determination of a law's applicability, meaning or constitutionality is determined by the Texas courts. However, certain local authorities in Texas have taken, and others may take, actions in response to the Attorney General’s opinion that resulted in the temporary closure of two of our gaming amusement centers and the possible closure of a third center, which are discussed in more detail below. These authorities claim that our AWP machines, which are played exclusively with our Ace Advantage Card, operate in a manner similar to the types of cards and gaming machines described in the Attorney General’s opinion and are therefore illegal gambling devices. We believe our AWP machines and Ace Advantage Card system do not violate Texas law regarding gambling devices or otherwise, and we intend to vigorously defend our position in the Texas courts.

In March 2007, local authorities in Nueces County, Texas and Bell County, Texas threatened legal actions in response to the Attorney General’s opinion that resulted in the temporary closure of our gaming amusement centers in Corpus Christi, Texas and Killeen, Texas. We were also notified in March 2007 by authorities in Potter County, Texas that we can operate our gaming amusement center in Amarillo, Texas until such time that Potter County files a nuisance action against us for the purpose of determining whether our AWP gaming machines constitute illegal gambling devices and/or gambling paraphernalia under Texas law. Under the terms of this arrangement with Potter County, we will be required to close the Amarillo center once legal action commences and possibly throughout the period such action is litigated, which had not occurred as of September 7, 2007.

On April 30, 2007, we terminated the lease for a facility in San Antonio, Texas, which we had entered into in December 2006 for the purpose of opening a new gaming amusement center in the second fiscal quarter of 2007. However, as a consequence of the opinion issued by the Attorney General on March 6, 2007, which was issued pursuant to a request by the district attorney of Bexar County where this center is located, we believed that if we proceeded with opening this gaming center we would most likely face civil and possibly criminal charges. Accordingly, we exercised our option to terminate the lease due to regulatory reasons. The lessor of this property claims that our option to terminate the lease due to regulatory reasons is not valid given the circumstances under which the option was exercised. On May 24, 2007, we filed suit in Bexar County (Cause No. 2007-CI-07991; Aces Wired Amusement Center #8, LP and Aces Wired, Inc. v. Nilesh Enterprises, Inc.) seeking declaratory relief for, among other things, the enforcement of our right under the lease to exercise the early termination option. A court hearing date for this case has not been scheduled. Concurrent with exercising our option to terminate the lease, we paid a termination fee equal to three months’ rentals, or approximately $83,000, as is provided for in the lease. On August 3, 2007, we extended an offer to the lessor to settle the lawsuit out of court by, among other things, negotiating a new lease for the facility. To date, and after repeated extensions of the deadline, the lessor has not responded to our offer.

On May 25, 2007, we opened an expansion of our gaming amusement center in Ft. Worth, Texas, which expansion has allowed us to increase the number of AWP machines at that location to 85 machines from 42 machines. Depending on customer demand, we can increase the number of gaming machines at this center to 250 machines at little incremental cost as we presently have an adequate number of machines in inventory to accommodate that growth. Although the net hold per machine day at the Ft. Worth center declined by approximately $20.00 concurrent with the increase in machines, overall net revenue for August 2007 increased by almost $49,000, or 27.7%, compared to May 2007.

We reopened the Corpus Christi gaming amusement center on June 19, 2007 by offering our gaming patrons a different type of AWP gaming system than we currently offer in our other Ace Gaming Amusement Centers. Winnings from playing this new type of AWP game can be redeemed only at the Corpus Christi gaming center for non-cash merchandise and also allow our gaming patrons to enter sweepstakes games unique to that center for cash and other prizes, such as a new automobile. Our gaming patron’s acceptance of this new gaming concept was initially slow (net revenue was approximately $56,000 for an abbreviated June 2007), but, due in part to our efforts to promote the reopening of the center and the new sweepstakes-based AWP games, play at the Corpus Christi center has steadily increased such that net revenue for August 2007 was approximately $177,000, which provided for the center’s first profitable month since its reopening. Like our core AWP gaming system, we believe this sweepstakes-based AWP gaming system is compliant with Texas law, and local government officials are aware of our deployment of this type of AWP gaming at this center.

On June 7, 2007, and as a consequence of the Attorney General’s opinion in March 2007, we were notified by one of our gaming software providers and developers of that vendor’s intent to exercise its option to terminate an agreement with us because of our alleged illegal use of the games and gaming platform provided under the agreement. As is provided for in the agreement, we took this matter to arbitration on July 18, 2007. In his September 7, 2007 opinion, the arbitrator concluded that our AWP machines and system comply with Texas gambling laws.

At the request of the county attorney of Bell County, Texas, we temporarily closed our gaming amusement center in Killeen, Texas on March 19, 2007, and on April 13, 2007, we filed suit to enjoin that facility’s landlord from requiring us to permanently vacate this leased facility. On June 25, 2007, we presented exhibits and gave testimony regarding our case against the landlord in the 146th Judicial District Court of Bell County, which evidence the court took under advisement. We are in the process of preparing a trial brief for the court that it will consider before rendering a final ruling on this case. We expect to provide the trial brief to the court by the end of September 2007, but we cannot currently determine when the court will issue its ruling.

Our Copperas Cove gaming center is only 12 miles from the Killeen center. Since the closure of the Killeen center, we have enjoyed a significant increase in customer traffic and play at our Copperas Cove center where the net hold has increased to approximately $103.00 per machine day for August 2007 from approximately $78.00 per machine day for February 2007. As a consequence of this, we have not experienced a significant decline in our revenue resulting from the temporary closure of the Killeen center.

In June 2007, the Texas Lottery Commission approved the concept of playing of pull-tab bingo event tickets using electronic display devices. The actual devices to be employed for this “video confirmation” style of play are subject to approval by the Lottery Commission. Due to the improved entertainment value offered by this system, we believe that the introduction of this type of pull-tab bingo might stimulate demand for pull-tabs by 10% to 20% annually beginning in early fiscal year 2008.

Assured Stored Value, LP (ASV) is our wholly-owned subsidiary that processes our Ace Advantage Card. In June 2007, we began to actively seek business opportunities to market similar stored-value card processing services to other entities due to ASV’s excess processing capacity and the fact that we can sell these services at little or no incremental cost to us. To date, we have entered into several such service agreements, but heretofore the revenue generated from those agreements has not been significant.

In Texas, AWP gaming is not a state regulated industry, and state laws pertaining to gambling are interpreted and enforced usually at the county level. Accordingly, even if we prevail in any or all of the above court hearings, that does not guarantee we will not face similar legal actions to close our AWP gaming operations in other counties in Texas. We believe, however, that a favorable ruling in any or all of those court cases together with the aforementioned arbitration, should provide us with a persuasive argument with which to dissuade similar legal actions against our AWP gaming centers in Ft. Worth, Copperas Cove and Amarillo and alleviate the legal uncertainty currently surrounding the expansion of our AWP operations in other locations in Texas. We believe our AWP games, system and Ace Advantage Card are legal and intend to vigorously defend that position in the Texas courts, including if necessary the appellate and supreme courts. However, there is no assurance we will ultimately prevail in court, and in the event we are forced to cease all or substantially all of our AWP gaming business in Texas for a prolonged period, if not permanently, it could have a material and adverse effect on our results of operations and financial position.

Pending the outcome of the aforementioned legal proceedings, our business plan will continue to focus on growing our AWP gaming business in Texas and possibly other states by opening new gaming amusement centers and/or expanding our existing gaming amusement centers. Additionally, depending on both the legal and market acceptance in Texas of the sweepstakes-based AWP gaming system discussed previously, we might deploy that type of AWP gaming in other of our existing and future gaming amusement centers as complements to and/or substitutes for our existing AWP gaming system. However, in light of the adverse events resulting from the March 6, 2007 opinion by the Attorney General, we suspended certain capital and operational plans to expand our AWP gaming business in Texas. In the interim, we have directed more of our attention on growing our company by possibly acquiring and/or investing in gaming and recreation related businesses that are complementary to our business plan.

As of August 31, 2007, we had 108 employees, 76 of whom were full time employees and 32 were part-time employees. Four of our employees are executive officers of the Company, 69 of our employees and 31 of our employees, respectively, work in our AWP gaming and bingo supply distribution businesses, and the rest of our employees perform accounting and other corporate administrative functions. None of our employees are subject to collective bargaining agreements. We believe we have a good relationship with our employees.

Other information about us is available at www.aceswired.com. Our annual reports on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K and other reports, as well as any amendments and exhibits to those reports, are available free of charge through our website or the SEC’s website, www.sec.gov , as soon as reasonably practicable after we file them with the SEC.

Results of Operations

The following discussions analyze and compare our results of operations for the 13-week and 39-week periods ended July 29, 2007 and July 30, 2006 and should be considered together with our unaudited consolidated financial statements and the accompanying notes to those financial statements included elsewhere in this quarterly report on Form 10-QSB.

We operate and manage separately two business segments, our bingo supply business segment (Bingo) and our AWP gaming business segment (AWP). We do not allocate corporate overhead, share-based compensation, certain other income (expense) items and income taxes to our operating business segments. Prior to October 30, 2005 (the last day of our fiscal year 2005), our only line of business was our bingo supply distribution business, which we began in 1978. We only began to earnestly build our AWP gaming business during the first fiscal quarter of 2006 and to create a corporate infrastructure to support the expected expansion of our AWP gaming business and our company generally after we acquired Goodtime in October 2006. Accordingly, and as discussed further below, our operations for the 13-week and particularly the 39-week periods ended July 29, 2007 and July 30, 2006 were different in scope with respect to our AWP gaming business segment and our consolidated operations generally. Principally for these reasons, direct comparisons of our results of operations for the subject periods are not entirely meaningful or necessarily indicative of our future results of operations.

Additionally, the opinion issued by the Attorney General on March 6, 2007 questioning the legality of our AWP gaming business has for the time being significantly and negatively altered the plans we had as of October 29, 2006 for growing our AWP business in Texas and raises substantial doubts regarding our ability to operate our AWP gaming business in that state, which could adversely and materially affect our future results of operations and financial position.

Our fiscal year generally ends on the last Sunday in October. This fiscal year creates better comparability of our quarterly results of operations by usually having an equal number of weeks (13) and weekend days (26) in each quarter. Hereinafter, the 13-week periods ended July 29, 2007 and July 30, 2006 are referred to as the third quarter of 2007 and the third quarter of 2006, respectively; and the 39-week periods ended on those two dates are referred to as the three quarters of 2007 and the three quarters of 2006, respectively.

Third Quarter of 2007 Compared to the Third Quarter of 2006

We incurred a net loss of approximately $1,066,000 ($0.14 per basic and diluted common stock share) on net revenues of $4.8 million for the third quarter of 2007 compared to a net loss of approximately $573,000 ($0.08 per basic and diluted common stock share) on revenues of $4.5 million for the third quarter of 2006. The principal difference between the results of operations for the third quarters of 2007 and 2006 was due to a substantial increase in corporate overhead expenses before income taxes in the third quarter of 2007 of approximately $792,000. Measured as a percentage of total net operating revenues, corporate overhead expenses before income taxes were approximately 25% for the third quarter of 2007 compared to 9% for the same quarter of 2006.

For the third quarter of 2007, our bingo supply and AWP gaming business segments generated net income (loss) before income taxes of approximately $702,000 and $(899,000), respectively. For the third quarter of 2006, our bingo supply and AWP gaming business segments generated net income (loss) before income taxes of approximately $752,000 and $(740,000), respectively. Corporate expenses before income taxes for the third quarter of 2007 were significantly more than corporate expenses for the third quarter of 2006 primarily due to the following reasons.

•	Most of our corporate infrastructure was created and the related expenses (particularly payroll and benefits) were incurred after we acquired Goodtime in October 2006;

•	There was no share-based compensation expense recognized in the third quarter of 2006;

•	The legal expenses we have incurred to litigate the legality of our AWP operations in Texas since March 2007; and

•	The dividends accrued and paid on the Series A Preferred Stock, which are accounted for as nonoperating expenses.

The following are condensed statements of operations for our business segments for the third quarters of 2007 and 2006.

	Third Quarter of 2007
	Bingo	AWP	Corporate	Consolidated
Revenue, net	$3,692,072	$1,138,664	$-	$4,830,736
Share-based compensation	-	-	327,236	327,236
Other operating expenses	2,982,267	2,011,448	750,094	5,743,809
Operating income (loss)	709,805	(872,784)	(1,077,330)	(1,240,309)
Other income (expense), net	(7,710)	(25,981)	(113,212)	(146,903)
Income (loss) before income taxes	702,095	(898,765)	(1,190,542)	(1,387,212)
Income tax benefit	-	-	321,301	321,301
Net income (loss)	$702,095	$(898,765)	$(869,241)	$(1,065,911)

	Third Quarter of 2006
	Bingo	AWP	Corporate	Consolidated
Revenue, net	$3,778,634	$718,091	$-	$4,496,725
Operating expenses	3,041,861	1,419,391	384,158	4,845,410
Operating income (loss)	736,773	(701,300)	(384,158)	(348,685)
Other income (expense), net	15,148	(39,115)	(14,731)	(38,698)
Income (loss) before income taxes	751,921	(740,415)	(398,889)	(387,383)
Income tax expense	-	-	(185,234)	(185,234)
Net income (loss)	$751,921	$(740,415)	$(584,123)	$(572,617)

Our results of operations at a business segment level are discussed below.

Bingo Business Segment

The significant changes in the results of operations for our bingo business segment in the third quarter of 2007 compared to the third quarter of 2006 are shown in the table below.

		Increase (decrease) from
		Third Quarter of 2006
	Third Quarter of 2007	Amount	Percentage

Revenue	$3,692,072	$(86,562)	(2.29)
Cost of sales	2,020,096	(55,042)	(2.65)
Other operating expenses	871,270	(16,652)	(1.88)
Depreciation and amortization	90,901	12,100	15.36
Other income (expense), net	(7,710)	(22,858)	(150.90)
Income before income taxes	$702,095	(49,826)	(6.63)

•	The decreases in revenue and cost of sales were due primarily to the loss of certain commercial, high-volume customers earlier in fiscal year 2007.

•	The increase in depreciation and amortization was due to increased capital expenditures, mostly vehicles and new accounting software and hardware.

•
The net change in other income (expense) for the third quarter of 2007 is attributable mostly to an approximate $8,000 loss from the disposal of a vehicle in the third quarter of 2007 and an approximate $18,000 gain realized from the sale of a building to one of our executive officers during the comparable quarter of 2006.

We are not currently aware of nor do we anticipate changes in the Texas bingo market or in our bingo operations specifically that might cause significant increases and/or decreases in our operating revenues and expenses for the duration of our fiscal year ending October 28, 2007.

 AWP Business Segment

Disregarding the approximate $357,000 of abandonment losses we incurred in the third quarter of 2007, our AWP operating results for that quarter improved by approximately $199,000 compared to the same quarter of 2006. Contributing significantly to this improvement is the fact that, despite the temporary gaming center closures discussed previously, we operated almost 43% more machine days (the product of machines on the floor and number of business days in the period) in the third quarter of 2007 than in the third quarter of 2006. The following table shows the changes in the results of operations for our AWP business segment for the third quarters of 2007 and 2006.

		Increase (decrease) from
		Third Quarter of 2006
	Third Quarter of 2007	Amount	Percentage

Revenue, net	$1,138,664	$420,573	58.57
Other operating expenses	1,740,942	493,792	39.59
Depreciation and amortization	270,506	98,265	57.05
Other income (expense), net	(25,981)	13,134	(33.58)
Loss before income taxes	$(898,765)	(158,350)	(21.39)

•
Other operating expenses for the third quarter of 2007 include the aforementioned abandonment losses, whereas the balance of the 2007 period increase in other operating expense was due primarily to increased administrative salaries and benefits.

•
The increase in depreciation and amortization expense for the third quarter of 2007 was principally due to capital additions during the fourth fiscal quarter of fiscal year 2006 and year-to-date fiscal year 2007 related to gaming machines, gaming software and leasehold improvements to gaming centers.

•
Other income (expense) includes interest expense for two capitalized lease obligations we entered into in April 2006 and August 2006 and a promissory note payable related to our acquisition of certain software in March 2006. Also, in June 2007, our wholly-owned subsidiary that processes the Ace Advantage Card entered into an agreement to sell similar services to another entity, and we are currently recording the related revenue to other income (expense) due to the ancillary nature of and currently insignificant amounts of the related revenue.

As illustrated in the table below, the increase in net revenue during the third quarter of 2007 compared to the same quarter of 2006 was due to a combination of having more AWP machines in operations and a better net hold per machine day during the 2007 quarter than in the 2006 quarter. The increase in machine days was in turn due primarily to the expansion of the Ft. Worth center in May 2007, which increased the number of machines deployed there to 80 machines at the end of the third quarter of 2007 compared to 30 machines at the end of the third quarter of 2006, and the initial opening of the Corpus Christi gaming center in September 2006 with approximately 38 machines. Subsequent to its temporary closure in early March 2007, we reopened the Corpus Christi center on June 19, 2007 with 60 AWP machines, and we are currently operating 70 machines there.

The approximate 14% increase in the net hold per machine day for the third quarter of 2007 was substantially due to increased customer traffic and play despite the significant increase in machine days in that quarter compared to the third quarter of 2006. Additionally, although the Killeen center was closed throughout the third quarter of 2007, due to its close proximity to Killeen we enjoyed a significant increase in traffic and play during that period at our Copperas Cove gaming center, where net hold per machine day was almost $113.00 compared to only $30.00 per machine day for the third quarter of 2006. Also, despite the negative publicity resulting from the Attorney General’s opinion and our related decision to suspend virtually all advertising for our Ft. Worth, Amarillo and Copperas Cove gaming amusement centers, our customer traffic at those sites is returning to, and at some centers exceeding, the traffic levels we were experiencing prior to the issuance of the Attorney General’s opinion on March 6, 2007.

	Third Quarter of
	2007	2006	Change
Number of machines at end of period [1]	215	111	93.7%

Machine days [1]	15,294	10,731	42.5%

Operating revenue per machine day [1,2]	$73.36	$64.18	14.3%

Operating expense per machine day [3]	$102.03	$128.07	-20.3%

Operating loss as a percent of operating revenues	-37.0%	-91.4%	59.5%

1	Excludes the AWP machines in operations in El Paso, Texas during the respective periods.

2	Operating revenue per machine day is the amount of credits wagered less the amount of credits won and promotional giveaways, such as free play and food and beverage.

3	Operating expense per machine day is adjusted for unusual and infrequent events such as losses resulting from the abandonment of leaseholds.

Our ability to generate profits at our gaming amusement centers is manifestly dependent on our ability to place AWP machines into revenue service, which we can do by deploying more games at our existing centers (subject to physical limitations) and/or adding new centers. The incremental cost to operate the machines is insubstantial as they are essentially maintenance free and, disregarding the opening of new centers, we can most often add machines at existing centers without having to add staff. Further, the license fees we incur for the games played on the machines and the rent for most of our existing centers, two of our largest gaming center expenses, are based on net hold per machine. Accordingly, if there is no play on the machines, there is no corresponding license fee and rent expense.

The opinion issued by the Attorney General in March 2007 creates risks relating to our ability to continue to operate our AWP gaming business in Texas, which is currently the only state in which we operate this business segment. While we believe our AWP machines are compliant with applicable Texas law and intend to vigorously defend that claim in the Texas courts, there are no assurances we will receive favorable rulings from the courts and that we will not have to eventually close some or all of our gaming amusement centers in Texas. While we intend to introduce our AWP gaming services in other states if such opportunities are deemed legally and economically feasible, we have not currently undertaken any significant actions to expand this business segment outside of Texas.

Corporate Overhead

In addition to share-based compensation and income taxes, corporate overhead includes the salaries and benefits for our executive officers and other corporate employees, substantially all legal and accounting fees, including the legal fees we have incurred to litigate the legal actions brought about the Attorney General’s opinion, and other corporate and fiscal expenses, such as director and officer liability insurance. Corporate overhead also includes interest expense incurred on the notes payable to related parties and nonoperating expenses associated with the dividends we have accrued and paid to the holders of the Series A Preferred Stock. The following table shows the changes in the components of our corporate overhead for the third quarters of 2007 and 2006.

		Increase (decrease) from
		Third Quarter of 2006
	Third Quarter of 2007	Amount	Percentage

Other corporate and fiscal expenses	$745,261	$361,103	94.00
Share-based compensation	327,236	327,236	100.00
Depreciation and amortization	4,833	4,833	100.00
Other income (expense), net	(113,212)	(98,481)	668.53
Income tax benefit	321,301	506,535	273.46
	$(869,241)	(285,118)	(48.81)

Corporate overhead, excluding income taxes, increased by approximately $792,000 during the third quarter of 2007 compared to the same quarter of 2006. The primary reason for this increase in corporate expenses is due to the fact that our corporate infrastructure was significantly larger in the third quarter of 2007 compared to the third quarter of 2006, principally in terms of salaries and benefits for our corporate management and other personnel and the incurrence of legal, accounting and other expenses subsequent to our acquisition of Goodtime in October 2006. Additionally, the third quarter of 2007 included approximately $327,000 of share based compensation expense, whereas we did not recognize any share-based compensation in the third quarter of 2006. During the third quarter of 2007, we also incurred approximately $156,000 of legal expenses directly related to the litigation arising from the Attorney General’s March 6, 2007 opinion, although we expect those particular legal expenses to be substantially less for the final fiscal quarter of 2007. To help defray such legal expenses, beginning in April 2007 our executive officers agreed to indefinite deferrals of 10% of their base annual salaries pending final resolution of this litigation. However, we currently have no definitive plans to significantly reduce our corporate overhead.

For the final quarter of our fiscal year ending October 28, 2007, we will recognize additional share-based compensation expense of approximately $122,000. The share-based compensation expense is associated with the grant of unvested restricted common stock we made concurrent with our acquisition of Goodtime in October 2006, which grant is described at Note 5, “Share-Based Compensation,” to our unaudited consolidated financial statements as of July 29, 2007 included in this quarterly report on Form 10-QSB. We did not recognize any share-based compensation expense associated with the grant of the restricted common stock or otherwise during the first three quarters of our fiscal year ended October 29, 2006.

During the third quarter of 2007, we also recognized nonoperating expenses of approximately $120,000 related to our payments of dividends to the holders of our Series A Preferred Stock. The obligation arose because of our failure to timely meet a deadline in obtaining the effectiveness of a registration statement we filed with the SEC to register the common shares into which the Series A Preferred Stock will eventually be converted. This financial obligation and the issuance of the Series A Preferred Stock generally are described in more detail at Note 12, “Convertible Preferred Stock,” to our consolidated financial statements as of July 29, 2007 included in this quarterly report on Form 10-QSB.

We recognized an income tax benefit of approximately $321,000 for the third quarter of 2007 compared to income tax expense of approximately $185,000 for the third quarter of 2006. The principal reason for the change in our income tax provision is due to the deductibility for income tax purposes of operating losses incurred by our AWP related subsidiaries in the third quarter of 2007, whereas the operating losses incurred by those subsidiaries in fiscal year 2006 were not deductible for income tax purposes prior to our acquisition of Goodtime in October 2006.

Three Quarters of 2007 Compared to the Three Quarters of 2006

We incurred a net loss of approximately $2,928,000 ($0.40 per basic and diluted common stock share) on net revenues of $15.9 million for the three quarters of 2007 compared to a net loss of approximately $877,000 ($0.13 per basic and diluted common stock share) on revenues of $13.3 million for the three quarters of 2006. As with the operating results for the third quarters of 2007 and 2006, the principal difference between the results of operations for the three quarters of 2007 compared to the same period in 2006 was due to a substantial increase in corporate overhead expenses before income taxes of approximately $3,000,000 for the three quarters of 2007, inclusive of share-based compensation of approximately $1,507,000. Measured as a percentage of total net operating revenues, corporate overhead expenses before income taxes were approximately 27% for the three quarters of 2007 compared to 9% for the three quarters of 2006.

For the three quarters of 2007, our bingo supply and AWP gaming business segments generated net income (loss) before income taxes of approximately $2,417,000 and $(1,619,000), respectively. For the three quarters of 2006, our bingo supply and AWP gaming business segments generated net income (loss) before income taxes of approximately $2,275,000 and $(1,444,000), respectively. Corporate expenses before income taxes for the three quarters of 2007 were significantly more than corporate expenses for the three quarters of 2006 primarily due to the following reasons.

•	Most of our corporate infrastructure was created and the related expenses (particularly payroll and benefits) were incurred after we acquired Goodtime in October 2006;

•	There was no share-based compensation expense recognized during the three quarters of 2006;

•	The legal expenses we have incurred to litigate the legality of our AWP operations in Texas since March 2007; and

•	The dividends accrued and paid on the Series A Preferred Stock, which are accounted for as nonoperating expenses.

The following are condensed statements of operations for our business segments for the three quarters of 2007 and 2006.

	Three Quarters of 2007
	Bingo	AWP	Corporate	Consolidated

Revenue, net	$11,636,296	$4,295,421	$-	$15,931,717
Share-based compensation	-	-	1,507,451	1,507,451
Other operating expenses	9,210,135	5,813,586	2,549,803	17,573,524
Operating income (loss)	2,426,161	(1,518,165)	(4,057,254)	(3,149,258)
Other income (expense), net	(8,899)	(100,710)	(229,113)	(338,722)
Income (loss) before income taxes	2,417,262	(1,618,875)	(4,286,367)	(3,487,980)
Income tax benefit	-	-	560,316	560,316
Net income (loss)	$2,417,262	$(1,618,875)	$(3,726,051)	$(2,927,664)

	Three Quarters of 2006
	Bingo	AWP	Corporate	Consolidated

Revenue, net	$11,798,453	$1,508,024	$-	$13,306,477
Operating expenses	9,538,941	2,908,198	1,215,407	13,662,546
Operating income (loss)	2,259,512	(1,400,174)	(1,215,407)	(356,069)
Other income (expense), net	15,402	(44,235)	(28,992)	(57,825)
Income (loss) before income taxes	2,274,914	(1,444,409)	(1,244,399)	(413,894)
Income tax expense	-	-	(463,464)	(463,464)
Net income (loss)	$2,274,914	$(1,444,409)	$(1,707,863)	$(877,358)

 Our results of operations at a business segment level are discussed below.

Bingo Business Segment

The significant changes in the results of operations for our bingo business segment for the three quarters of 2007 compared to the same period in 2006 are shown in the table below.

		Increase (decrease) from
		Three Quarters of 2006
	Three Quarters of 2007	Amount	Percentage

Revenue	$11,636,296	$(162,157)	(1.37)
Cost of sales	6,372,612	(197,657)	(3.01)
Operating expenses	2,569,390	(153,881)	(5.65)
Depreciation and amortization	268,133	22,732	9.26
Other income (expense), net	(8,899)	(24,301)	(157.78)
Income before income taxes	$2,417,262	142,348	6.26

•	The decreases in revenue and cost of sales were due primarily to the loss of certain commercial, high-volume customers earlier in fiscal year 2007.

•	The increase in depreciation and amortization was due to increased capital expenditures, mostly vehicles and new accounting software and hardware.

•
The decrease in operating expenses was attributable primarily to decreases during the three quarters of 2007 compared to the three quarters of 2006 of approximately $92,000 in payroll and benefits resulting mostly from a reduction in staff, $42,000 in travel and meals and entertainment, $30,000 in employee health insurance premiums, $25,000 in marketing programs and $22,000 in bad debt expense. These decreases were offset somewhat by an approximate $70,000 increase in professional fees related mostly to the implementation of a new accounting system, which expenses will be insubstantial for and will not continue past the final quarter of fiscal year 2007.

•
The net change in other income (expense) for the third quarter of 2007 is attributable mostly to losses of approximately $10,000 from the disposals of vehicles during the three quarters of 2007 and an approximate $18,000 gain realized during the three months of 2006 from the sale of a building to one of our executive officers.

We are not currently aware of nor do we anticipate changes in the Texas bingo market or in our bingo operations specifically that might cause significant increases and/or decreases in our operating revenues and expenses for the remainder of our fiscal year ending October 28, 2007.

AWP Business Segment

Disregarding the approximate $381,000 of abandonment losses we incurred during the three quarters of 2007, our AWP operating results for that period improved by approximately $207,000 compared to the same three quarters of 2006. Contributing significantly to this improvement is the fact that, despite the temporary gaming center closures discussed previously, we operated almost 152% more machine days (the product of machines on the floor and number of business days in the period) during the three quarters of 2007 than in the same period of 2006. The following table shows the changes in the results of operations for our AWP business segment for the three quarters of 2007 and 2006.

		Increase (decrease) from
		Three Quarters of 2006
	Three Quarters of 2007	Amount	Percentage

Revenue, net	$4,295,421	$2,787,397	184.84
Operating expenses	5,099,936	2,578,755	102.28
Depreciation and amortization	713,650	326,633	84.40
Other income (expense), net	(100,710)	(56,475)	127.67
Loss before income taxes	$(1,618,875)	(174,466)	(12.08)

It is important to note that during the three quarters of 2007 our AWP business was established in the Texas AWP marketplace, whereas during the three quarters of 2006 our AWP business was in many respects effectively a startup business. Accordingly, substantially all of the changes in net revenue and expenses for the three quarters of 2007 are explained by the increased size and duration of the AWP operations during that period compared to such operations during the three quarters of 2006. Other operating expenses for the 2007 period also include the aforementioned abandonment losses.

	Three Quarters of
	2007	2006	Change

Number of machines at end of period [1]	215	111	93.7%

Machine days [1]	48,873	19,415	151.7%

Operating revenue per machine day [1,2]	$86.15	$71.01	21.3%

Operating expense per machine day [3]	$107.05	$147.47	-27.4%

Operating loss as a percent of operating revenues	-21.8%	-89.9%	75.8%

1	Excludes the AWP machines in operations in El Paso, Texas during the respective periods.

2	Operating revenue per machine day is the amount of credits wagered less the amount of credits won and promotional giveaways, such as free play and food and beverage.

3	Operating expense per machine day is adjusted for unusual and infrequent events such as losses resulting from the abandonment of leaseholds.

As discussed previously, our ability to generate profits at our gaming amusement centers is manifestly dependent on our ability to place AWP machines into revenue service, which we can do by deploying more games at our existing centers (subject to physical limitations) and/or adding new centers. As of July 29, 2007, we had in place substantially the entire administrative infrastructure to grow our AWP business during the near-term. Accordingly, as we continue to place more AWP machines into operations most of the net revenue from those machines will contribute directly to our pretax profitability. During the three quarters of 2007, we also acquired a substantial number of AWP machines and developed more and better games and back-office systems, which will enable us to meaningfully expand of our AWP business in the near-term at minimal cost, including expenditures for leasehold improvements which by design are limited to functional purposes and amounts. Additionally, almost all of the operating expenses associated with our AWP business are variable in nature, and we have the ability to manage those expenses in relation to our ability to generate revenue from this business segment.

The opinion issued by the Attorney General in March 2007 creates risks relating to our ability to continue to operate our AWP gaming business in Texas, which is currently the only state in which we operate this business segment. While we believe our AWP machines are compliant with applicable Texas law and intend to vigorously defend that claim in the Texas courts, there are no assurances we will receive favorable rulings from the courts, and that we will not have to eventually close some or all of our gaming amusement centers in Texas. While we intend to introduce our AWP gaming services in other states if such opportunities are deemed legally and economically feasible, we have not currently undertaken any significant actions to expand this business segment outside of Texas.

Corporate Overhead

In addition to share-based compensation and income taxes, corporate overhead includes the salaries and benefits for our executive officers and other corporate employees, substantially all legal and accounting fees, including those legal fees we have incurred to litigate the legal actions brought about the Attorney General’s opinion, and other corporate and fiscal expenses, such as director and officer liability insurance. Corporate overhead also includes interest expense incurred on the notes payable to related parties and nonoperating expenses associated with the dividends we have accrued and paid to the holders of the Series A Preferred Stock. The following table shows the changes in the components of our corporate overhead for the three quarters of 2007 and 2006.

		Increase (decrease) from
		Three Quarters of 2006
	Three Quarters of 2007	Amount	Percentage

Other corporate and fiscal expenses	$2,528,136	$1,312,729	108.01
Share-based compensation	1,507,451	1,507,451	100.00
Depreciation and amortization	21,667	21,667	100.00
Other income (expense), net	(229,113)	(200,121)	690.26
Income tax benefit	560,316	1,023,780	220.90
	$(3,726,051)	(2,018,188)	(118.17)

Corporate overhead, excluding income taxes, increased by approximately $3.0 million during the three quarters of 2007 compared to the same period of 2006. The primary reason for this increase in corporate expenses is due to the fact that our corporate infrastructure was significantly larger in the three quarters of 2007 compared to the three quarters of 2006, principally in terms of salaries and benefits for our corporate management and other personnel and the incurrence of legal, accounting and other expenses subsequent to our acquisition of Goodtime in October 2006. Additionally, the three quarters of 2007 included approximately $1.51 million of share based compensation expense, whereas we did not recognize any share-based compensation during the three quarters of 2006. During the three quarters of 2007, we also incurred approximately $215,000 of legal expenses directly related to the litigation arising from the Attorney General’s March 6, 2007 opinion, although we expect those particular legal expenses to be substantially less for the final fiscal quarter of 2007. To help defray such legal expenses, beginning in April 2007 our executive officers agreed to indefinite deferrals of 10% of their base annual salaries pending final resolution of this litigation.  However, we currently have no definitive plans to significantly reduce our corporate overhead.

For the final quarter of our fiscal year ending October 28, 2007 and for all of our fiscal year ending November 2, 2008, we will recognize additional share-based compensation expense of approximately $122,000 and $338,000, respectively. The share-based compensation expense is associated with the grant of unvested restricted common stock we made concurrent with our acquisition of Goodtime in October 2006, which grant is described at Note 5, “Share-Based Compensation,” to our unaudited consolidated financial statements as of April 29, 2007 included in this quarterly report on Form 10-QSB. We did not recognize any share-based compensation expense associated with the grant of the restricted common stock or otherwise during the first three quarters of our fiscal year ended October 29, 2006.

During the three quarters of 2007, we also recognized nonoperating expenses of approximately $312,000 related to our payments of dividends to the holders of our Series A Preferred Stock. The obligation arose because of our failure to timely meet a deadline in obtaining the effectiveness of a registration statement we filed with the SEC to register the common shares into which the Series A Preferred Stock will eventually be converted. This financial obligation and the issuance of the Series A Preferred Stock generally are described in more detail at Note 12, “Convertible Preferred Stock,” to our consolidated financial statements as of July 29, 2007 included in this quarterly report on Form 10-QSB.

We recognized an income tax benefit of approximately $560,000 for the three quarters of 2007 compared to income tax expense of approximately $463,000 for the three quarters of 2006. The principal reason for the change in our income tax provision is due to the deductibility for income tax purposes of operating losses incurred by our AWP related subsidiaries during the three quarters of 2007, whereas the operating losses incurred by those entities in fiscal year 2006 were not deductible for income tax purposes prior to our acquisition of Goodtime in October 2006.

In March 2007, a majority of our common stockholders approved the Aces Wired, Inc. 2007 Stock Incentive Plan (the 2007 Stock Incentive Plan). The 2007 Stock Incentive Plan allows for grants to our employees (inclusive of our executive officers), non-employee directors and other persons providing goods and services to us of restricted common stock shares, options to acquire shares of our common stock, stock appreciation rights and certain other common stock and cash based awards as are defined in the 2007 Stock Incentive Plan. As of September 7, 2007, no awards had been made under the 2007 Stock Incentive Plan.

In March 2007, we entered into employment agreements with two of our executive officers (the Employment Agreements) and replaced an existing employment agreement we had with a third executive officer with a new employment agreement (the New Agreement). The term for each of the Employment Agreements is three years, effective March 1, 2007, and provides the officers with guaranteed minimum annual salaries of $350,000 each. The term of the New Agreement is 35 months (April 1, 2007 to March 1, 2010) and provides that officer with a guaranteed minimum annual salary of $230,000. The employment agreements also provide these officers with other perquisites such as the opportunity to earn annual bonuses and compensation in the event their employment with us ends prior to the expiration of their respective agreements. As noted previously, all three of these officers agreed to indefinite deferrals of 10% of their base annual salaries, effective April 1, 2007.

Additional information about the 2007 Stock Incentive Plan and the employment agreements is available in the current report on Form 8-K we filed with the SEC on March 14, 2007 and the respective Exhibits thereto.

Liquidity and Financial Position

During the third fiscal quarter of 2007, cash and cash equivalents decreased by approximately $955,000 compared to an approximate $1,489,000 decrease in cash and cash equivalents during the second fiscal of 2007, which improvement was due principally to a decrease in capital expenditures. As a result of the increase in our AWP revenue resulting from the expansion of our Ft. Worth gaming amusement center in May 2007 and the reopening of the Corpus Christi gaming center in June 2007, together with tight controls on corporate expenses and capital expenditures, we expect to be net cash flow positive during the fourth quarter of fiscal year 2007. This positive cash flow projection assumes there are no interruptions in the operations of the four gaming centers that are currently open, and that the revenue from these centers remains at the levels we are currently experiencing.

Even if we are not as successful as we expect to operationally be during the final quarter of fiscal year 2007, we believe that the cash flow we can generate from the four centers currently in operations, together with our currently available cash, will sustain our operations and satisfy our financial obligations for at least the next 12-month period. These expectations assume there are no prolonged interruptions in the operations of any of the four gaming centers or any other unforeseen adverse event that might critically strain our financial resources. Also, as described below, in August 2007, we renegotiated a $350,000 bank credit facility that had expired on April 30, 2007. We presently do not have any plans to issue additional equity or debt securities for the purpose of raising working capital. However, we may do so in the future provided such financing is available, can be made under commercially reasonable terms and is complementary to our long-term business plan.

As of July 29, 2007, we had cash and cash equivalents of $3.3 million, a decrease of approximately $3.8 million from cash and cash equivalents of $7.1 million as of October 29, 2006. We also had restricted cash on those dates of approximately $215,000 and $250,000, respectively. Restricted cash as of July 29, 2007 included approximately $200,000 of cash held in escrow as a good faith deposit associated with our preliminary negotiations regarding a possible business acquisition (which was released from escrow on September 7, 2007); and $5,000 that reflects the minimum restricted deposit required under our existing Ace Advantage Card sponsorship agreement, which is included in other assets in the accompanying unaudited consolidated condensed balance sheet. Restricted cash as of October 29, 2006 was comprised entirely of an encumbered, non-interest bearing account controlled by a bank that previously sponsored our Ace Advantage Card, all of which had been released to us by August 21, 2007.

The $3.8 million decrease in cash and cash equivalents during the three quarters of 2007 was due primarily to capital expenditures, facility lease security deposits and prepaid expenses associated with the expansion of our AWP gaming business, repayments of debt and capitalized lease obligations and operational losses resulting from increased AWP and corporate administrative expenses and decreased AWP gaming revenue due to the closure of certain of our Ace Gaming Amusement Centers. During the three quarters of 2007 we also paid federal income and state franchise taxes of $530,000 and dividends of approximately $161,000 to the holders of the Series A Preferred Stock, which dividends are described in more detail below. During the three quarters of 2006, cash and cash equivalents increased by approximately $253,000 to approximately $754,000 as of July 30, 2006. This net increase in cash and cash equivalents during the three quarters of 2006 was substantially all due to net cash provided by our bingo supply operations as net cash provided by financing activities of approximately $2.9 million was effectively all used to acquire capital assets for and otherwise expand our AWP business during that period.

On August 15, 2007, we completed the revision of a bank credit facility that had expired on April 30, 2007. The revised credit facility expires on April 30, 2008, and outstanding borrowings at any time are limited to the lesser of $350,000 or an amount based on our eligible inventory and eligible accounts receivable, as such terms are defined in the credit facility. Borrowings under the credit facility are payable on demand and bear variable-rate interest indexed to the prime lending rate (as quoted in The Wall Street Journal from time to time) plus 1%, which interest is payable monthly. Outstanding obligations under the credit facility are secured by certain of our inventory, accounts receivable and intangible assets and are guaranteed by us, Goodtime and one of our officers/common stockholders. The financial covenants include minimum net worth (based on the net worth of K&B, which is the legal borrower under this facility), current ratio and debt-service coverage ratio tests. There are no commitment fees or compensating balances associated with the credit facility.

On May 25, 2007, we completed a significant expansion of our gaming amusement center in Ft. Worth, Texas at a total cost of approximately $440,000 (excluding AWP machines and other personal property), of which amount approximately $138,000 is being reimbursed to us through reductions in the rentals due under the lease agreement for this facility. For financial reporting purposes, this lease incentive is being amortized on a straight-line basis over the 60-month basic term of the lease agreement.

We have budgeted approximately $50,000 for capital expenditures for the remainder of fiscal year 2007, most of which is for the balance due on a new type of AWP machine for the Ft. Worth gaming center and vehicles for our bingo supply business. We currently do not have any firm plans to make or commit to significant additional capital expenditures related to our AWP business in Texas until final court rulings are made regarding the legality of our AWP operations in that state.

Effective March 11, 2007, we became liable to the former holders of our Series A Preferred Stock to pay dividends to them of $40,300 for each 30-day period (pro rated for periods of less than 30 days) from said date to the date a registration statement we initially filed with the SEC in November 2008 becomes effective. The registration statement was filed principally for the purpose of registering the common shares into which the Series A Preferred Stock will be automatically converted upon the effectiveness of the registration statement. To date, we have accrued and/or paid dividends of approximately $312,000 associated with this financial obligation, of which approximately $70,000 was unpaid. Our accounting for these dividends required us to accrue them to the date we believe the registration statement will become effective, which is currently estimated to be October 28, 2007. In the event the registration statement is declared effective by the SEC prior to October 28, 2007, we will not be obligated to pay any dividends previously accrued for the period from such effective date to October 28, 2007. See Note 12, “Convertible Preferred Stock,” to our unaudited consolidated financial statements as of July 29, 2007 included in this quarterly report on Form 10-QSB for more information regarding this financial obligation and the Series A Preferred Stock generally.

All of our gaming amusement centers are located in leased facilities, and all of the related lease agreements provide us with the options to terminate the leases early with no or minimal penalties if we are precluded from operating our AWP gaming business at those locations due to regulatory reasons or as is otherwise provided for in the agreements. In the event we would be forced to permanently close all of our leased gaming amusement centers due to regulatory reasons, we estimate that our remaining financial obligations under these agreements would be approximately $149,000, net of security deposits we have already paid and inclusive of executory and other costs for which we are liable under certain of the agreements.

The operation of illegal gambling devices in Texas is considered to be a misdemeanor offense, which can result in, for each such offense, fines of up to $10,000 for a business and $4,000 for an individual, jail time of not more than one year and confiscation of the gambling devices. We believe that because of our open communications with local authorities and prompt and voluntary compliance with their wishes regarding the operation of our AWP business in their communities, we have not been prosecuted in Texas for violation of gambling laws nor has any of our personal property been seized by state or local officials. As of September 7, 2007, we had incurred legal expenses of approximately $245,000 directly related to the events arising as a consequence of the Attorney General’s opinion, and we expect to incur additional significant legal expenses (our legal counsel has estimated such expenses at approximately $500,000) before this matter is finally settled in the Texas courts if rulings by lower courts require us to litigate our case in the Texas appellate courts.

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

Changes in Internal Controls

During the fiscal quarter ended July 29, 2007, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are and were the plaintiff in certain litigation and arbitration, the outcome of which may determine the legality of our AWP business operations in certain counties in Texas and ultimately our ability to operate our AWP business at all in that state. This litigation and arbitration, and the events and circumstances associated with it, are described at Note 2, “Business Risk, Contingencies and Impairment,” and Note 15, “Litigation,” to our unaudited consolidated financial statements as of July 29, 2007 included under Item 1 of PART I of this quarterly report on Form 10-QSB.

Item 6. Exhibits.

Number	Description

31.1	Rule 13a-14(a) Certification of Chief Executive Officer. *

31.2	Rule 13a-14(a) Certification of Chief Financial Officer. *

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 Certification. *

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 Certification. *

*	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Aces Wired, Inc.

Date: September 12, 2007	By:	/s/ Christopher C. Domijan
Christopher C. Domijan
Executive Vice President, Chief Financial Officer and Secretary