Form 10KSB
period 2007-10-28
Aces Wired Inc
filed 2008-01-28
CIK 1164621

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the Fiscal Year Ended October 28, 2007

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
☐   Yes No  ☒

The issuer's revenue, net for its most recent fiscal year were: $20,936,744

There is currently no public market for the registrant's common stock, and there have been no sales of the registrant’s common stock during the preceding 60 days.

The number of our common stock shares outstanding on January 15, 2008 was 7,921,077 shares.

Transitional Small Business Disclosure Format (check one): Yes  ☐   No ☒

This Annual Report on Form 10-KSB is filed by Aces Wired, Inc. (Aces Wired). References in this Form 10-KSB to we, us, our and the Company refer to Aces Wired and its principal wholly-owned subsidiaries K&B Sales, Inc. (K&B) and Aces Wired, LLC (AWLLC).

Note Concerning Forward-Looking Statements

Certain of the statements contained in this annual report on Form 10-KSB should be considered “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may be identified by words such as “may,” “might,” “will,” “expect,” “intend,” “anticipate,” “believe,” “estimate,” “plan,” “project,” “could,” “should,” and “continue” and similar terms used in connection with statements regarding the Company’s outlook regarding its business model and prospects, business environment and competition, and the Company’s expected financial performance. These statements also include, but are not limited to, statements about the Company’s plans, objectives, expectations and intentions and other statements that are not historical facts, but are based upon management’s current beliefs and expectations and are subject to significant risks and uncertainties that could cause the Company’s actual results of operations and financial position to differ materially from these statements. These risks and uncertainties include, but are not limited to, those described under Item 1A, “Risk Factors”, in this annual report and the following:

•
uncertainty raised by the adverse opinion issued by the Attorney General of Texas on March 6, 2007 and/or changes in laws or regulations affecting the Amusement-With-Prize (AWP) and bingo industries in Texas, which currently is the only geographic area in which we conduct business operations;

•	competition within and outside of the AWP and bingo supply industries, such as pari-mutuel betting on horse and dog racing and state-sponsored lottery games;

•	competition from casinos and similar class III establishments in nearby states such as Oklahoma and Louisiana;

•	the entry into the Texas AWP market by competitors with significantly greater operational and/or financial resources than ours;

•	our ability to respond to new competitive developments in AWP and bingo games and gaming technology, such as the introduction of class III and/or other forms of class II gaming in Texas;

•	our dependence on a limited number of suppliers for AWP games and support services and certain bingo products;

•	our ability to effectively finance and execute a successful business strategy;

•	our ability to protect our intellectual property through patents, trademarks, copyrights and confidentiality agreements;

•	our reliance on automated systems and the adverse impact due to any failure of these systems;

•	our ability to attract and retain qualified employees;

•	possible business combinations and other strategic partnerships, divestures, and other significant transactions that might involve additional uncertainties and financial risks; and

•	other risks described from time to time in this and other periodic and current reports we file with the SEC.

All of the forward-looking statements in this annual report are qualified in their entirety by reference to the factors discussed below under Item 1A., “Risk Factors.” There may be other factors not identified above or in Item 1A. below of which we are not currently aware that may affect matters discussed in the forward-looking statements and may also cause actual results to differ materially from those discussed. We assume no obligation to publicly update any forward-looking statement to reflect actual results, changes in assumptions or changes in other factors affecting these estimates other than as required by law. Any forward-looking statements speak only as of the date of this Form 10-KSB.

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

Our original line of business was to provide EDGAR (electronic data gathering, analysis and retrieval) services to companies that file reports with the U.S. Securities and Exchange Commission (SEC). With our acquisition of Goodtime, we became a gaming and recreation company and the parent of K&B Sales, Inc. (K&B) and Aces Wired, LLC (AWLLC). K&B distributes games and related equipment, supplies and branded pull-tabs to charity bingo licensees throughout Texas and has been in operation for over 29 years. AWLLC, formed on June 11, 2004, is a company targeting the Amusement-With-Prize (AWP) market in Texas where it utilizes its proprietary financial redemption/player card system (the Ace Advantage Card system). This system allows players to store their prize points from playing our AWP gaming machines for future redemptions for non-cash merchandise prizes from participating merchants.

As described in more detail below under Item 3, “Legal Proceedings,” and in Part II, Item 6, “Management’s Discussion and Analysis or Plan of Operations,” legal actions resulting from an adverse opinion issued by the Attorney General of Texas in March 2007 regarding the legality of AWP gaming machines that record a player’s winnings on a stored-value debit card resulted in the permanent or temporary closure of certain of our gaming amusement centers, one of which was reopened in June 2007.

As of October 28, 2007, were operating 230 AWP machines in four gaming amusement centers, compared to the 193 AWP machines we were operating in six gaming amusement centers as of October 29, 2006. Texas is currently the only state in which we have business operations and property.

Strategy

Our current business plan focuses on growing our AWP business by leveraging our expertise in that industry and the competitive advantage afforded us by the Ace Advantage Card redemption system to profitably bring AWP gaming to underserved markets in Texas and possibly in other states that do not currently allow class III gaming. Class III gaming includes all games that are not statutorily defined as either class I or class II gaming and includes games in which players compete for winnings against the house or a machine, such as black jack and slot machines. Class II gaming includes games in which players compete against one another for common prizes, such as bingo and pari-mutuel wagering. Class I gaming includes social games played solely for recreation and/or with prizes of minimal value, and traditional forms of Indian gaming engaged in by individuals as part of or in connection with tribal ceremonies or celebrations.

We currently operate centrally linked AWP machines in licensed bingo halls and in our own stand alone centers (called Ace Gaming Amusement Centers) where our AWP players enjoy a similar gaming experience and atmosphere that the class III player enjoys. We believe our AWP operations comply with local and state laws and regulations due to the minimal value and non-money character of the prize points awarded from successfully playing our AWP games. Our Ace Gaming Amusement Centers are generally located in areas in which there is little if any direct competition from other legitimate AWP operators and/or illegal “eight-liner” establishments and that are conveniently accessible by our gaming patrons. We also focus on attracting and fostering repeat business by having high payout ratios and providing a pleasant atmosphere. More importantly, we believe we have a distinct competitive advantage in the existing AWP market in Texas with our Ace Advantage Card redemption system, which allows our gaming patrons to redeem the prize points they win for non-cash merchandise prizes at participating merchants.

Due in part to the to the legal uncertainties relating to AWP gaming in Texas, major Class II and Class III game developers are currently unwilling to develop game content for our AWP machines. We have noticed a decline in repeat business at certain of our gaming amusement centers, which we believe is due largely to the scarcity of quality games (that is, the games become stale and players lose interest). To address this problem, we are exploring the possibility of developing our own game content through the formation of a subsidiary or similar collaborative arrangement. If successful, we would market these games to AWP operators in other states as well as expand our own library of games. Additionally, these games could be converted into Class II and Class III games if such forms of electronic gaming are eventually legalized in Texas. While we have had preliminary discussions with certain parties regarding this matter, we have not made any firm commitments to date, financial or otherwise.

The adverse events resulting from an opinion issued by the Attorney General of Texas (the Attorney General) in March 2007, which is described in more detail below, caused us to suspend certain projects we initiated during fiscal year 2007 to expand our AWP gaming business in Texas. However, based on a favorable federal court ruling in September 2007 on an arbitrator’s opinion regarding the legality of our AWP gaming system, we renewed the expansion of our AWP business in Texas beginning in the first quarter of fiscal year 2008. The court ruling, arbitration opinion and expansion plans are discussed in more detail below and in Part II, Item 6, “Management’s Discussion and Analysis or Plan of Operations.” Also, beginning in the first quarter of fiscal year 2008, we began a program to license our AWP gaming and Ace Advantage Card redemption systems to bingo hall operators in Texas, which we believe will serve as a complement to our own Ace Gaming Amusement Centers.

The bingo market in Texas is a mature market, and we do not perceive it to be one for significant growth opportunities in the future other than by the introduction of new bingo related products into the market and/or by capturing additional market share through business acquisitions. Additionally, due to increased pricing competition and the loss of certain customers during fiscal year 2007, we expect a significant decline in revenue and cash flow from our bingo operations in fiscal year 2008. We hope to recover some of this lost revenue with the introduction in March 2008 of a “video confirmation” style of pull-tab bingo, which the Texas Lottery Commission approved in June 2007. We believe that the introduction of this type of pull-tab bingo might stimulate demand such that the contribution from our sales of pull-tabs could increase by 10% to 20% annually (or between $160,000 and $320,000 per year based on our current pull-tab sales and gross margins).

Due in part to the unsettled legal uncertainties regarding our AWP operations in Texas, we have and will continue to explore opportunities within and outside of Texas that are complementary to our core business plan. Such near-term opportunities include selling stored-value debit card and similar processing services to other entities, licensing our proprietary financial redemption/player card system to other operators and/or manufacturers of AWP and class II games in other states and acquiring and/or investing in other types of gaming and recreation related businesses.

Markets

The domestic gaming market is rapidly evolving as certain states such as Pennsylvania, Florida and New York are legalizing, implementing and regulating certain forms of class III gaming. Other states, such as Texas, Ohio and Alabama, have been more hesitant in adopting such advanced forms of legalized gaming. In these latter states, certain forms of amusement-with-prize games are permitted. In Texas, where we currently have our only AWP gaming operations, class III gaming is illegal. As a consequence, many Texas residents leave the state for gaming activities. According to the 2004 Harrah’s Survey, there are approximately 3.2 million gamblers in Texas who collectively make approximately 12.5 million trips annually outside of the state for the purpose of gambling. We believe this situation creates a significant market opportunity for our AWP games in Texas. In a market study done for us in February 2006, Gaming Market Advisors, a market feasibility and assessment firm, estimates that the Texas market can support up to 63,000 AWP machines. We also believe that we will be well positioned if class II electronic bingo or class III games are legalized in Texas. Because our amusement games are server-based, we can easily and at minimal cost convert our games to electronic bingo games and/or video lottery terminals and other forms of machine-based class III games if either were deemed legal and subsequently prove profitable for us to operate. We have also identified other states where we believe we have opportunities to introduce our AWP gaming business such as Alabama, Ohio, Florida, California and Washington.

Ace Gaming Amusement Centers

To serve the market for legally compliant gaming alternatives in Texas, we have established gaming amusement centers featuring our AWP machines in various locations throughout the state. These centers are linked to a central server and utilize state of the art gaming innovations and business processes to provide in a legally compliant manner an entertainment experience and earning potential comparable to other types of high speed electronic games such as slot machines, video lottery games and class II electronic bingo games. The first Ace Gaming Amusement Center opened in November 2005, and by October 29, 2006 we were operating five Ace Gaming Amusement Centers and were a minor joint operator in another amusement center in El Paso, Texas. As of October 28, 2007, we were operating four Ace Gaming Amusement Centers in Texas after having closed certain gaming amusement centers during fiscal year 2007 resulting from legal actions questioning the legality of our AWP machines and for operational reasons. During December 2007, we opened two new amusement centers and we are currently preparing two additional amusement centers, which we expect to open by March 2008. Additional information regarding such legal actions and the closed and new amusement centers is available below under Item 3, “Legal Proceedings,” and Part II, Item 6, “Management’s Discussion and Analysis or Plan of Operations.”

In selecting a favorable target location for each gaming amusement center, we look for the following criteria at each location:

•	politically friendly jurisdiction;

•	demographic fit;

•	high traffic and high visibility; and

•	absence of competing illegal cash-paying gaming centers.

We have currently identified a number of other locations in Texas that meet our target criteria, including locations within the cities of Dallas, Houston, San Antonio, Austin, Ft. Worth and Corpus Christi.

AWP Licensing Business

Our subsidiary, K&B, is a licensed bingo supply distributor. Based on the feedback from K&B’s customers, we developed and implemented a new AWP program for these bingo hall operators. Under this program, we license the AWP machines, games and back-office systems (including the Ace Advantage Card redemption system), service the machines, train the bingo hall personnel and provide marketing support. The bingo halls actually operate the machines and perform the other day-to-day services that we provide to our gaming patrons at the Ace Gaming Amusement Centers. The machines located at the bingo hall can be played only with our Ace Advantage Card, which can be used at our gaming amusement centers as well as at the bingo halls.

Many of these bingo halls are small facilities that can support between 20 to 50 machines, and we believe the potential market for this AWP model could be as much as 50 bingo halls. As of January 24, 2008, we had agreements to license a total of 135 machines to four bingo hall operators under this program. Our costs to operate this program are comprised of the cost of incremental machines, game content license fees and ancillary costs such as co-op marketing and servicing the machines. To the extent possible, we utilize our existing K&B sales and service staffs to market and support this new line of business. All of the AWP machines licensed under this program to date were or will be supplied from our existing inventory of available machines.

Stored-Value Debit Card Processing

Assured Stored Value, LP (ASV) is our wholly-owned subsidiary that operates and manages our Ace Advantage Card redemption system. ASV is certified by MasterCard Incorporated as a third party processor and can provide similar stored-value card processing services to financial institutions and other entities. Due to its excess processing capacity and the fact that we can sell these services at little or no incremental cost to us, in June 2007, we began to market ASV as a third party processor to other entities. However, to date, no meaningful revenue or costs have been generated or consumed by this business line nor we do expect significant growth during fiscal year 2008.

K&B

K&B, d.b.a. Goodtime Bingo and Goodtime Action Games, is a licensed distributor of electronic bingo games and supplies in Texas and has been in business since 1978. However, the bingo market in Texas is a mature market, and we do not perceive it to be one for significant growth opportunities in the future other than by the introduction of new bingo related products and/or capturing additional market share through business acquisitions. Although K&B lost certain high-volume customers during fiscal year 2007, we expect K&B to retain a significant portion of the Texas bingo supply market for the foreseeable future and remain a reliable source of cash flow with which to sustain our company while we grow our AWP business and/or seek other complementary businesses, services or products. K&B also has the experience and infrastructure to conduct its business in other nearby states (bingo was recently legalized in Arkansas for example) provided it can obtain the required licenses; however, we have no immediate plans to pursue such ventures, nor are we seriously considering the acquisition of any of our competitors.

Sales and Distribution

We currently only conduct our AWP business in our Ace Gaming Amusement Centers, which are owned and operated by us and are located in Texas. These gaming amusement centers are comprised of stand-alone or shared space facilities in licensed bingo halls. We promote our Ace Gaming Amusement Centers in the locations in which we operate them through various advertising media such as television, radio, newspapers, direct-mailings and billboards. We also do promotions such as giving away free merchandise, food and beverage and provide allowances and entitlement programs that provide our AWP gaming patrons with free play.

As discussed previously, we have implemented a new program for our AWP operations by which we license the machines, gaming software, back-office systems and technical support (including access to our Ace Advantage Card redemption system) to bingo hall operators in Texas. Under this program, bingo hall personnel operate the machines at their facilities, and we will share in the net revenue generated by those machines.

K&B is a licensed supplier in Texas of electronic card-minding systems (a handheld electronic device or an in-place computer terminal that automatically keeps score of multiple bingo cards for a player), player club reward systems and custom designed “Goodtime” pull-tabs (an instant-winner paper ticket similar to a lottery scratch-off game). K&B employs a sales force of seven persons who personally call on our current and potential customers to fill their orders and to promote new bingo related products. K&B maintains four warehouse facilities located in Dallas, Houston, San Antonio and Lubbock, Texas from which it can timely and cost effectively supply products to its customers. Certain of K&B’s workforce also performs marketing and technical services for our AWP licensing business.

Competition

The operation of gaming amusement centers in Texas is fragmented. There are restaurants and entertainment centers that have amusement games, including Dave & Buster’s, Chuck E. Cheese’s, Tilt and Main Event Entertainment. Prizes in the form of non-cash merchandise prizes are awarded on site at these venues in exchange for tickets or other representations of value from playing their AWP games. There are other amusement games played throughout Texas in bars, restaurants and stand alone centers that house several to several hundred machines, some of which award non-cash merchandise prizes, and some of which illegally payout cash prizes. We differentiate ourselves from these other amusement game operators in that the games at Ace Gaming Amusement Centers are linked to a central server and are played exclusively by using our Ace Advantage Card, with which players accumulate prize points that may be redeemed for non-cash merchandise prizes at participating merchants. Our AWP machines are linked to a central server, which allows us to effectively monitor the play of our gaming patrons and to remotely change the gaming content of our machines at little cost when player demand for a particular game begins to wane. The central server also allows us to track the redemptions of the stored prize points and provide audit trails of the related transactions. We are not aware of another AWP operator in Texas that is currently using this type of integrated gaming and redemption system.

Our AWP business also competes with other forms of gaming in Texas and nearby states such as casino style gambling, pari-mutuel betting on horse racing and dog racing, bingo and state-sponsored lottery games. We believe we can effectively and profitably compete with these other forms of gaming by providing our gaming patrons with convenient locations (approximately 80% of our gaming patrons live within 10 miles of our Ace Gaming Amusement Centers) and hours of operations and overall exceptional value for their entertainment dollar.

Casino style gambling, or class III gaming, is illegal in Texas. However, we believe that if class III gaming is eventually legalized in Texas, and we can obtain the required licenses, we can readily adapt our AWP gaming amusement centers, AWP machines and games to effectively compete in that market niche as well.

The sale of bingo supplies and services in Texas is limited to licensed distributors. Ordinarily, competition among K&B and other bingo distributors is based on customer service and relationships. However, the recent entry into the market of low-cost distributors has created downward pressure on K&B’s profit margins, the near-term effects of which are described in more detail below in Part II, Item 6, “Management’s Discussion and Analysis or Plan of Operations.” K&B’s operating results are also subject to the competitive pressures on the Texas bingo market generally. This competition comes from other gaming venues such as horse and dog racetracks, the profusion of state lottery games, casino style gambling in nearby states and possibly our own Ace Gaming Amusement Centers. However, the bingo halls that have licensed our AWP machines under the aforementioned program have on average experienced an increase in bingo play.

Intellectual Property

We have a patent pending covering three inventions for our Ace Advantage Card redemption system. In addition, we own 50% of a patent for a lottery-type ticket or system that has a winner indicator. This indicator allows a player to quickly determine whether or not the ticket is a winning ticket without having to “scratch-off” the entire ticket. We also have trademarks covering K&B’s Goodtime Action business name and the Win-Now brand name currently being used on certain of our custom designed pull-tabs that have winner indicators.

Government Regulations

State law determines the legality of gambling in Texas, but the legality of AWP gaming in that state tends to be interpreted and enforced usually at the county level. As such, Texas does not have a defined regulatory agency charged with the development of regulations, interpretation and enforcement of laws, or the regulation of business practices related to AWP gaming. There are no game certification requirements, system integrity testing and certification, or other similar requirements conducted by a state sponsored laboratory or bureau, nor are there any specific AWP redemption or similar qualifying or condition precedent licenses or approvals necessary to conduct AWP gaming operations in Texas.

Each AWP system and the manner in which the AWP business enterprise is conducted must comply with state laws that define what an AWP or redemption game is and how it is to be played. Texas Penal Code Section 47.01(4) excludes from the definition of a gambling device any electronic, electromechanical or mechanical device that meets the following general criteria:

•	the device is designed, made and played solely for bona fide amusement purposes;

•	the prizes awarded from playing the device are non-cash merchandise prizes, toys or novelties, or representations of value redeemable for those items; and

•
the maximum prize that can be awarded from a single play of the device is the lesser of the wholesale value of the prize or ten times the cost of a single play, in either case not exceeding $5 per play.

In Texas, local police and/or district attorney offices have the authority to interpret what the applicable state law means and how it is to be enforced within their respective jurisdictions, as well as whether the game and underlying redemption system as utilized in the public domain are compliant with such laws. We endeavor to contact in advance and to work closely with the appropriate government officials where we operate our gaming amusement centers in an effort to ensure that the deployed AWP system will be considered jurisdictionally compliant in each respective location. However, local authorities are sometimes unresponsive or are unwilling to work with us, and we may be required to commence operations without any assurance that such authorities consider our AWP system to be compliant and that we will not be forced to temporarily or permanently close our AWP operations in those jurisdictions.

In September 2006, the district attorney’s office of Bexar County, Texas requested an opinion from the Attorney General to determine whether an amusement machine which records a player’s winnings onto a stored-value debit card is excluded from the definition of a “gambling device” pursuant to the Texas Penal Code. On March 6, 2007, the Attorney General issued Opinion No. GA-0527, which stated that because a stored-value card is a medium of exchange within the meaning of cash, gaming machines that reward play with a stored-value card are gambling devices and therefore are illegal in Texas. Under Texas law, an Attorney General’s opinion is not controlling on the state or binding on a court of law in that state. Ultimate determination of a law's applicability, meaning or constitutionality is determined by the Texas courts.

Based on Opinion No. GA-0527, certain local authorities in Texas initiated legal actions that resulted in the permanent closure of one of our gaming centers, the temporary closure of two other centers (one of which has since reopened) and the abandonment of a leasehold for an amusement center we were preparing to open. Also as a result of the Attorney General’s opinion, one of our vendors attempted to cancel its agreement with us to provide AWP game software and support services because we were allegedly using their games in an illegal manner. As is provided for in that agreement, we initiated arbitration and ultimately received a favorable opinion from the arbitrator, which opinion was subsequently affirmed by a federal court in September 2007. In his opinion, the arbitrator, a retired justice of the Texas Supreme Court, stated that the prize points awarded from playing our AWP games are similar to a hypothetical fact pattern the Texas Supreme Court addressed in Hardy v. State of Texas because the prize points are issued directly to the player by our AWP gaming machines. According to the arbitrator, the prize points, which are effectively the equivalent of “tickets” issued by other legitimate AWP operators in Texas and redeemable only for commodities or goods that do not constitute ready money, are “representations of value” and not the actual prize. Therefore, the arbitrator concluded that our AWP gaming system complies with the Section 47.01(4) exclusion.

The operation of illegal gambling devices in Texas is a misdemeanor offense, which can result in, for each such offense, fines of up to $10,000 for a business and $4,000 for an individual, jail time of not more than one year and confiscation of the gambling devices. We believe that because of our open communications with local authorities and prompt and voluntary compliance with their wishes regarding the operation of our AWP business in their communities, we have not been prosecuted in Texas for violation of gambling laws nor has any of our personal property been seized by state or local officials. As of January 15, 2008, we had incurred legal expenses of approximately $310,000 directly related to the events arising as a consequence of the Attorney General’s opinion. While we cannot reasonably estimate the total expenses we might incur before the question concerning the legality of our AWP operations in Texas is finally settled, such expenses could be significantly more than we have incurred to date, particularly if rulings by lower courts require us to litigate our position in the higher Texas courts.

Bingo was legalized in Texas in 1981 and can only be conducted by licensed charitable organizations. Additionally, distributors and manufacturers of bingo supplies and games, including K&B, must also be licensed in Texas to conduct business in that state. In Texas, the acquisition of a bingo distributor’s license is generally subject to the same rigors as those for acquiring a liquor license in that state, and suspensions and/or revocations of such licenses, although rare, are possible.

Employees

As of January 15, 2008, we had 139 employees, 84 of whom were full time employees and 55 were part-time employees. Four of our employees are executive officers of the Company, 101 of our employees and 30 of our employees, respectively, work in our AWP gaming and bingo supply distribution businesses, and the rest of our employees perform accounting and other corporate administrative functions. None of our employees are subject to collective bargaining agreements. We believe we have a good relationship with our employees.

Other Information

Our corporate offices are located at 12225 Greenville Avenue, Suite 861, Dallas, Texas 75243, and our telephone number is (214) 261-1963 (or (866) 548-1805). Other information about us can be found at our website http://www.aceswired.com .

We file our annual reports on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K and other filings, and any amendments and exhibits thereto, with the SEC. You may read and copy (for a fee) any document that we file with the SEC at its Public Reference Room located at 100 F Street NE, Room 1580, Washington, D.C. 20549-0102. Information about the operation of the Public Reference Room can be obtained by telephoning the SEC at 1-800-SEC-0330. Our filings with the SEC are also available to you free of charge at http://www.sec.gov . You may also request free copies of our filings with the SEC by writing to or telephoning us at our corporate offices in Dallas.

Item 1A. Risk Factors.

You should carefully consider the risks and uncertainties described below and the other pertinent information included in this annual report. If any of the following risks actually occurs, our business, operating results and financial condition could be materially and adversely affected and the value of our common stock could decline.

Regulatory Risks

The regulatory environment in which we operate our AWP business lacks clarity, which could impair our ability to operate AWP machines in some jurisdictions in Texas.

The AWP industry is not a state regulated industry in Texas, and as such it lacks the clarity that typically stems from the existence of a codified body of laws and regulations. Moreover, gaming related laws and regulations tend to be enforced at the county or city level instead of by a central state-sponsored regulatory authority, which decreases the visibility and predictability of the interpretation and enforcement of such laws and regulations. The lack of clarity or guidance can lead to legal interpretive differences and errors, changes in the manner in which the laws or controlling court cases are articulated and interpreted by law enforcement personnel, and disagreements about the legality of our operations and games in various jurisdictions. In turn, these matters can lead to delays in game deployment, removal of games from locations, withdrawal of business operations in various counties, as well as the possibility that gaming equipment may be seized pending resolution of the appropriate court case, and the possible arrest of our personnel. On March 6, 2007, the Attorney General issued an opinion which stated that AWP machines that record a player’s winnings on a stored-value debit card are illegal in Texas. While such opinion is not controlling on the state or binding on a court of law in that state, its issuance resulted in legal actions against us in certain counties in Texas in which we conduct our AWP gaming operations, caused us to temporarily close three of our gaming amusement centers and abandon one center we were preparing to open. We are presently contesting such legal actions at the county level and, if we suffer unfavorable rulings in the lower courts, we intend to take our case to the appellate courts in Texas. However, there are no assurances we will ultimately prevail in court and not be forced to permanently close those and possibly other of our gaming amusement centers in Texas.

As we grow we might be subject to greater regulatory scrutiny causing changes in regulatory approvals or interpretations that may adversely affect our AWP operations.

As the number of our gaming amusement centers (called Ace Gaming Amusement Centers) increases, more people will become aware of us and we may encounter political resistance from groups that are against gaming who may in turn pressure their various local and county regulators to forbid the operation of our AWP operations in their jurisdictions. It is also possible that after we have received either a favorable guidance letter or meeting from a county or city authority and have commenced AWP operations in a given jurisdiction, such authority may negatively change its position regarding our AWP operations. Additionally, the person originally rendering such positive advice may be subsequently replaced by another person so empowered who determines our AWP activities and/or games do not comply with interpretations of the law or recent court case holdings. Adverse changes could cause us to limit our business activities in the respective jurisdictions, to remove our operations and devices entirely, or to challenge the advising authority in a court of law. There is no assurance that we would prevail if we are so challenged.

Changes in laws regarding gaming generally or AWP gaming specifically may inhibit our ability to do business.

In the event that Texas (or any other state in which we might conduct our AWP business in the future) changes the laws under which redemption and/or AWP activity is conducted, such as outlawing the games entirely or further limiting play and prize restrictions, this could have a negative impact on the placement of games and the future conduct of our AWP operations in that state. Also, a state may legalize other forms of gaming, such as video lottery terminals and/or slot machines and other forms of class III gaming. We expect that any changes in the gaming laws in the states where we operate, including liberalization of such laws, could have a negative impact on our AWP operations.

Our Ace Advantage Card is subject to certain state and federal laws and regulations that are subject to change and may impose significant costs or limitations on the way we conduct our AWP business.

Because our Ace Advantage Card has a debit card component, we are subject to certain of the same state and federal laws and regulations that govern transactions processed by banks and other financial networks generally. These laws and regulations govern or affect, among other things:

•	currency reporting;

•	recording and reporting of certain financial transactions; and

•	privacy of personal consumer information.

Violation of these laws and regulations could result in the suspension of processing transactions on our Ace Advantage Card and/or fines and other civil or criminal penalties. Depending on the nature and scope of a violation, the resultant fines and other penalties for noncompliance with applicable requirements could be significant and materially and adversely affect our results of operation and financial condition.

We cannot guarantee that our customers will comply with the terms of the cardholder agreements they execute in order to receive an Ace Advantage Card that is required to play our AWP games.

Notwithstanding the opinion issued by the Attorney General in March 2007 regarding the legality of certain AWP machines, Texas law excludes amusement games from the definition of a gambling device if the games award players exclusively with non-cash merchandise prizes, subject to certain limitations regarding the single-play value of such prizes. Our AWP games are designed, made and played solely for bona fide amusement purposes, and we only award non-cash merchandise prizes in a manner we believe complies with Texas law. Additionally, when a customer signs our cardholder agreement, they agree not to use their Ace Advantage Card to obtain cash or its equivalent, pay a debt or make a payment to any person for any reason. While we reserve the right to block prohibited activities on our Ace Advantage Card and/or to deny authorization requests for such prohibited activities, we cannot guarantee that our customers will comply with the terms of our cardholder agreement, and we are not certain what legal consequences to us might result, if any, from a cardholder’s violation of the applicable provisions of our cardholder agreement.

Ban on indoor smoking could adversely affect our business.

Many people who play bingo and visit our gaming amusement centers are smokers. While there are limited bans on indoor smoking in certain Texas municipalities, to date efforts to impose a statewide ban on indoor smoking have been unsuccessful. However, we believe that if a statewide ban on indoor smoking in Texas is ever imposed and/or if there is a proliferation in local anti-smoking bans, it could adversely affect the future operations of our bingo supply and AWP businesses.

Economic Risks

We have a limited operating history in AWP gaming and our business plan is unproven.

We are effectively in the early stages of developing our AWP gaming business and are subject to all of the risks and uncertainties inherent in establishing a new business, which risks and uncertainties were effectively compounded by the opinion issued by the Attorney General in March 2007. We have a limited and interrupted operating history of our AWP operations with which to evaluate and manage the likelihood of profitably operating our AWP gaming business in the future. Our AWP gaming operations may ultimately not be successful. In addition to the competitive environment in which we operate, the likelihood of our future success must also be considered in light of the problems, expenses and delays generally encountered in connection with the formation of a new business and the legal challenges we are currently facing and might face in the future in Texas. Also, the gaming products offered by our Ace Gaming Amusement Centers may not be accepted by the marketplace, or we may not be able to profitably compete against other amusement venues, games and products in the marketplace.

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

Our existing sources of working capital are limited, and the opinion issued by the Attorney General in March 2007 may deny us access to additional sources of working capital for the time being. Our business plan calls for significant capital expenditures, and we have and anticipate that we will continue to incur operating losses in the near term. Additional financing could be sought from a number of sources, including but not limited to, additional sales of equity or debt securities (including equity-linked or convertible debt securities), loans from banks and other financial institutions and loans from related parties. We may not, however, be able to sell any securities or obtain any such additional financing when needed, or do so on terms and conditions acceptable or favorable to us. If financing is not available, we may be forced to delay, modify or abandon altogether our business plan or our entire business and to dissolve. If we successfully enter into a financing transaction, any additional equity or equity-linked financing would be dilutive to our existing common stockholders, and additional debt financing, if available, will further tax our working capital sources and/or may involve restrictive financial and other covenants regarding such matters as the payment of dividends on our common stock.

We depend upon others for the manufacture and development of our bingo and AWP gaming products and gaming systems, which subjects our business to the risk that we are unable to fully control the timing and/or supply of such products to the markets in which we operate.

Our ability to successfully operate our bingo and gaming amusement businesses depends upon our ability to enter into and maintain contractual and collaborative arrangements with external game and system manufacturers and developers. We currently do not have the financial and technological capacity to manufacture or develop any of the games or system software and hardware that comprise the games and products we offer to our bingo and AWP gaming customers. We currently have and intend to retain contracts with certain vendors for the delivery of our bingo supply and AWP gaming products and technology. However, there are no assurances that such vendors are willing and/or able to supply such products and technology in the required quantities, at the required times, and at appropriate quality levels and costs as we may require to profitably grow and operate our company. We have tried unsuccessfully to obtain game content from many of the major gaming supply manufacturers. In the future, we intend to explore other options such as developing our own systems and games internally. We may be adversely affected by any difficulties encountered by such vendors that result in product defects, production delays or the inability to fulfill orders on a timely basis. If a vendor cannot meet our quality standards and delivery requirements in a timely and cost-efficient manner, we would likely suffer costly interruptions in our business operations while we arrange for alternative sources. Any extended disruption in the delivery of products could prevent us from satisfying customer demand for our products prizes. During fiscal year 2007, approximately one-third of our bingo revenue was derived from the rental of electronic card-minding games manufactured by one vendor. Additionally, all of the game content and back-office systems for our owned AWP machines, which comprised approximately 85% of our total machines deployed as of October 28, 2007, are currently provided by two vendors. Consequently, if we are unable to obtain alternative sources for these products and services on a timely basis, if at all, it could have a material adverse effect on our results of operations and financial condition.

Our inability to protect the intellectual property we use could impair our ability to compete successfully in the businesses and markets in which we operate.

The intellectual property we currently use is critical to our company, and our ability to successfully compete in the bingo supply and AWP gaming businesses is dependent on our proprietary intellectual property, particularly our Ace Advantage Card and the system and proprietary software that supports that card. We currently rely and intend to rely in the future on a combination of copyright, trademark, patent, trade secret laws and nondisclosure agreements to protect our proprietary technology. Although we have entered into confidentiality, non-compete and invention assignment agreements with our employees and other persons, and otherwise limit access to and distribution of our proprietary technology, there can be no assurance that such agreements will not be breached, that we would have adequate remedies for any breach, or that our trade secrets will not otherwise become independently developed or discovered by competitors.

The inability to process transactions on our Ace Advantage Card could have a material adverse effect on our results of operations and financial position.

We believe that our Ace Advantage Card gives us a significant competitive advantage in the Texas AWP gaming market in that it allows our gaming patrons to use the prize points accumulated on their cards for redemptions for non-cash merchandise prizes at participating merchants. The processing of transactions for the Ace Advantage Card is essentially the same as the processing of transactions for most debit cards. Accordingly, we must abide to the standards and regulations of a sponsor bank and the financial networks which enable the processing of transactions on the Ace Advantage Card. If for any reason, we are unable to permanently process transactions on the Ace Advantage Card, we believe that it could have a material and adverse effect on our results of operations and financial position as we would lose the competitive advantage afforded us by the Ace Advantage Card redemption system.

More experienced and better-financed companies may enter the AWP market, which may result in our losing significant market share.

Currently, the AWP marketplace in Texas does not have any established major gaming competitors (such as Harrah’s Entertainment, Inc., Station Casinos, Inc. and Isle of Capri Casinos, Inc.), but is instead a market comprised of small fragmented operators. The entry of well financed, established competitors into the Texas market could have a material and adverse impact on our ability to successfully operate our AWP games and/or to continue to maintain the number of AWP games in the Texas marketplace that we need to support and expand our AWP gaming operations.

We are highly dependent on the services provided by certain executives and other key personnel.

Our success depends significantly upon the continued services of certain of our executive management and other key employees. Our success also depends on our ability to identify, hire, train, retain and motivate skilled technical, managerial and marketing personnel. Competition for such personnel is intense and there can be no assurance that we will successfully attract, assimilate or retain a sufficient number of qualified personnel. The failure to attract and retain the necessary technical, managerial and marketing personnel could have a material adverse impact on our business, financial condition and operations.

Market Risks

Our officers and directors, together with certain other employees and affiliates, possess substantial voting power with respect to our common stock, which could negatively affect the market price of our common stock.

Our executive officers, non-employee directors and certain employees and affiliated persons (15 stockholders in total) will collectively have beneficial ownership of approximately 81% of our outstanding common stock upon the conversion of the approximate 1.6 million shares of the Series A preferred stock we issued in October 2006. This ownership represents a significant and controlling portion of the voting power of our common stockholders. As a result, such directors, officers, other employees and affiliated persons will have the ability to substantially control our management and affairs through the election and removal of our entire board of directors, and all other matters requiring stockholder approval, including the future merger, consolidation or sale of all or substantially all of our assets. This concentrated control could discourage others from initiating any potential merger, takeover or other change-of-control transaction that may otherwise be beneficial to our common stockholders. As a result, the market price of our common stock or ultimate sale of our business could be adversely affected.

There is no public trading market for our common stock.

Our common stock is not currently eligible for trading on any national or regional securities exchange, nor are we certain that an active trading market in our common stock will develop, or if such a market develops that it can be sustained. As of the date of this report, 9,533,077 shares of our common stock are outstanding assuming the conversion of 1.612 million shares of the Series A preferred stock we issued in October 2006 into an equal number of common shares. Of these common shares, 1,934,880 shares, or approximately 20.3% of the outstanding shares of our common stock, will be eligible for immediate sale in the public market upon the effectiveness of a registration statement we filed with the Securities and Exchange Commission. The remaining outstanding shares of our common stock will be subject to sale under Rule 144. Pursuant to Rule 144, persons who have beneficially owned shares for at least one year are entitled to sell those shares without registration by complying with the manner of sale, public information, volume limitation, notice and other provisions of Rule 144. Approximately 7.1 million shares of our common stock are subject to lockup agreements whereby those shares cannot be traded or otherwise divested, subject to certain exceptions, by the subject shareholders until September 28, 2008. Sales of a significant number of shares of our common stock in the public market could result in a decline in the market price of our common stock, particularly in light of the lack of liquidity and anticipated low trading volume in our common stock.

Our stockholders may experience dilution of their ownership interests upon the future issuance of additional shares of our common stock.

As of January 15, 2008, we had outstanding 7,921,077 shares of common stock and 1,612,000 shares of Series A preferred stock that are subject to conversion into an equal number of shares of our common stock. On March 8, 2007, a majority of our common stockholders approved the Aces Wired, Inc. 2007 Stock Incentive Plan (the 2007 Stock Incentive Plan). The maximum number of common stock shares for which grants may be awarded under the 2007 Stock Incentive Plan at any one time is limited to 15% of the total outstanding shares of our common stock, subject to adjustment for events such as stock dividends and stock splits. We presently have outstanding options to acquire 322,400 shares of our convertible Series A preferred stock, which are convertible into shares of our common stock on a one-for-one basis. We are currently authorized to issue a total of 45,000,000 shares of common stock and 5,000,000 shares of preferred stock, with such designations, preferences and rights as determined by our board of directors. Issuance of additional shares of common stock and/or convertible preferred stock may substantially dilute the ownership interests of our existing stockholders. The potential issuance of such additional shares of common stock and/or the issuance of securities convertible into our common stock may create downward pressure on the trading price of our common stock. We may also issue additional securities in connection with the hiring of personnel, future acquisitions, future public or private offerings of our securities for capital raising purposes, or for other business purposes. Any such transactions will further dilute the ownership interests of our existing common stockholders.

We do not intend to pay dividends in the foreseeable future.

We have not paid any dividends on our common stock since our inception. We intend to retain earnings from operations, if any, for use in the future operation and expansion of our business and, therefore, we do not anticipate paying any dividends on our common stock in the foreseeable future.

Item 2. Description of Property.

We lease our corporate office space in Dallas, Texas under an agreement with a remaining basic term of approximately 24 months. The lease provided for free rent during the first three months of its term with scheduled increases thereafter in the rentals from approximately $5,500 per month for the fourth through the fifteenth months of the lease to approximately $6,300 per month during the final 12 months of the lease. We also have a one-time option with six months advance written notice to the lessor to terminate the lease on July 31, 2008 upon payment of an approximate $16,400 early termination fee. We occupied this facility on November 1, 2006.

We lease office and warehouse space in Dallas, Houston, and San Antonio, Texas both directly and indirectly from two of our officers/common stockholders, which agreements are described in Part III, Item 12, “Certain Relationships and Related Transactions, and Director Independence.” Rentals are fixed and range from $7,500 per month to $3,500 per month. The leases for the Dallas and San Antonio facilities expire at the end of October 2008, and the lease for the Houston facility expires at the end of January 2010. None of the leases provide for renewal options; however, we expect to renew the leases in the normal course of business at the existing monthly rental rates.

We lease space for nine amusement gaming centers in Ft. Worth (four centers), San Antonio, Corpus Christi, Amarillo, Killeen and Copperas Cove, Texas. As of January 15, 2008, we were conducting business operations in five of the centers, two of the centers were temporarily closed due to certain litigation described in Item 3, “Legal Proceedings,” below and two centers were being prepared for openings expected to occur one each during our second and third fiscal quarters of 2008. Two of the leases are month-to-month agreements, and the basic terms for the other leases range from 36 months to 60 months. Certain of the leases provide us with options to extend the leases for periods ranging from 60 days to two consecutive 60-month periods. We also have the options to terminate early most of these leases by providing the lessors with advanced written notice of such intent and/or if we are precluded by regulatory reasons from operating our AWP business at those locations. Additionally, certain of the leases require us to pay termination fees (in amounts ranging from one month’s rental to three months’ rentals) if the leases are terminated before the end of their basic terms. Rentals for all but two of the gaming amusement center leases are variable in nature, which contingent rentals are based on a percentage of the hold generated by the gaming machines located in the centers, after certain adjustments. Additionally, all but one of the leases with such contingent rentals provide for minimum amounts of rentals from between $5,000 per month to $30,000 per month.  Disregarding the early termination options, the basic terms of these leases are scheduled to expire at various dates through April 2012.

Item 3. Legal Proceedings.

Legal Actions Related to the Attorney General’s Opinion

On March 6, 2007, the Attorney General issued an opinion, which stated that AWP machines that reward a player with stored-value cards enabling the purchase of merchandise are illegal in Texas. While such opinion is not controlling in the state or binding on a court of law in the state, its issuance resulted either directly or indirectly in the following legal actions against us in fiscal year 2007.

Nueces County

On March 8, 2007, local authorities in Nueces County, Texas threatened legal actions in response to the Attorney General’s opinion that resulted in the temporary closure of our gaming amusement center in Corpus Christi, Texas. On March 9, 2007, we filed suit (Cause No. 07-60545-2; Aces Wired Amusement Center #5, LP v. Stellar Point, Ltd.) to enjoin that facility’s landlord from requiring us to vacate the premises as a consequence of the Attorney General’s opinion and the related actions of the local district attorney. The Corpus Christi center was reopened on June 19, 2007 pursuant to a temporary injunction issued by the County Court in Nueces County on March 23, 2007, which permitted us to operate the Corpus Christi gaming amusement center until a final hearing could be held on the merits of the case.

Our case against Stellar Point, Ltd. was scheduled to be heard in the County Court of Law No.2, Nueces County on September 20, 2007. However, that trial setting was canceled and we requested that our case be heard on March 3, 2008. The court, on its own motion, entered an order dismissing the lawsuit finding that the court had no jurisdiction in the case, which order became final on January 11, 2008. Based upon conversations we had with local authorities while the lawsuit was pending, our operations have proceeded without disturbance since the dismissal of the case.

Bell County

On March 19, 2007, we received a request from the county attorney of Bell County, Texas that we close our gaming amusement center in Killeen, Texas, which request we voluntarily complied with on that same date. On April 13, 2007, we filed suit (Cause No. 222,849-B; Aces Wired Amusement Center #2, LP v. Concho Rainbow, Inc.) to enjoin that facility’s landlord from requiring us to permanently vacate this leased facility as a consequence of the Attorney General’s opinion and the related actions of the local county attorney.

On June 25, 2007, we presented exhibits and gave testimony regarding our case against Concho Rainbow, Inc. in the 146th Judicial District Court of Bell County. The court took the evidence under advisement and requested we prepare a trial brief before it made its ruling, which trial brief we provided to the court on September 26, 2007. However, on January 22, 2008, the court dismissed our case, finding that it did not have jurisdiction over the subject matter of the proceeding because a justiciable controversy did not exist between the landlord and us.

Potter County

On March 22, 2007, the county attorney in Potter County, Texas indicated that Potter County was amenable to an arrangement under which we could continue to operate our gaming amusement center in Amarillo, Texas until such time that Potter County filed a nuisance action against us for the purpose of determining whether our AWP gaming machines constitute gambling devices, gambling paraphernalia or both under Texas law. On November 8, Potter County filed the nuisance action (a civil case) and we temporarily closed the Amarillo center the following day.

We have requested that a hearing of the nuisance case be held as soon as possible; however, the county attorney’s office in Potter County has refused to cooperate with us in this regard. All parties in the nuisance action have filed requests with the 251st Judicial District Court of Potter County for a trial schedule, and we expect the court to issue a trial schedule by January 28, 2008.

Nilesh Enterprises

On April 30, 2007, we gave written notice of our intent to exercise an option to terminate early due to regulatory reasons the lease agreement for a facility in San Antonio, Texas. We entered into this lease in December 2006 for the purpose of opening a new gaming amusement center in the second fiscal quarter of 2007. However, as a consequence of the opinion issued by the Attorney General, which was issued pursuant to a request by the district attorney of Bexar County where this facility is located, we believed that if we proceeded with opening this center we would most likely face civil and possibly criminal charges. Concurrent with exercising the option, we paid a termination fee to the landlord equal to three months’ rentals, or approximately $83,000, as is provided for in the lease.

On December 27, 2007, Nilesh Enterprises, Inc. (Nilesh) filed suit in Bexar County, Texas District Court against our wholly-owned subsidiary Aces Wired Amusement Center No. 8, L.P. and us. In the lawsuit, Nilesh alleges that we breached and wrongfully terminated a commercial lease agreement. Nilesh seeks an unspecified amount of damages including the following: (1) past due rent; (2) brokerage commissions in connection with reletting the premises; and (3) legal fees and expenses.

On January 17, 2008, we filed our answer to this claim asserting that we are not liable to Nilesh because of a mutual mistake and/or unilateral mistake. Specifically, the purpose of the intended leasehold was frustrated as there are protective covenants attached to the premises that prohibit the property from being used as an “arcade of video games and pinball machines and the like.” Therefore, the lease was never valid because this restrictive covenant. A court hearing date has not been scheduled.

Although the Nilesh lawsuit does not specify an amount for damages claimed, we had previously received a written demand from Nilesh for similar damages of approximately $319,000. While our legal counsel believes that an unfavorable ruling against us is unlikely, we intend to vigorously contest this lawsuit.

Arbitration

On June 7, 2007, we were notified by one of our gaming software providers and developers of that vendor’s intent to exercise its option to terminate an agreement because the games and gaming platform provided under the agreement were allegedly being used by us in violation of local gambling laws and regulations. On June 19, 2007, we responded to the notice by stating that our AWP games and system are fully compliant with applicable Texas law and exercised our right under the subject agreement to settle the issue in arbitration. On July 18, 2007, an arbitration meeting was held among all parties of interest, and on September 6, 2007, the arbitrator concluded that our AWP machines and system comply with Texas gambling laws. On September 24, 2007, the United States District Court for the Western District of Texas confirmed the arbitrator’s opinion.

Conclusion

In Texas, AWP gaming is not a state regulated industry, and state laws pertaining to gambling are interpreted and enforced usually at the county level. While we believe our AWP gaming system and Ace Advantage Card are legal, there is no assurance we will ultimately prevail in our case in Potter County. Further, while the federal court’s confirmation of the arbitrator’s opinion provides us with additional credibility, the federal court’s ruling is not binding on a Texas court regarding the legality of our AWP operations. While the permanent closure of the Amarillo amusement center in itself would not have a significant adverse affect on our results of operations and financial condition, an unfavorable ruling in Potter County could set an undesirable precedence and might encourage similar legal actions against our AWP operations in other counties in Texas. Prolonged and/or permanent closures of our gaming amusement centers resulting from such future litigation, if any, could collectively have an material adverse effect on our results of operations and financial condition.

Other

As reported in certain other of our prior filings with the SEC, Mr. Gordon T. Graves, our chairman of the board of directors and principal stockholder, was a party to certain arbitration regarding Mr. Graves’ alleged violation of the non-solicitation and non-competition provisions in his prior employment agreement with Multimedia Games, Inc. (MGAM). In April 2007, Mr. Graves and MGAM agreed to drop their respective claims against each other.

Management is not aware of any other legal proceedings contemplated by any governmental authority or any other party involving us or our properties, nor is any of our directors, officers or affiliates a party adverse to us in any legal proceedings, or has an adverse interest to us in any legal proceedings.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

There is currently no public trading market for our common stock.

We had 7,921,077 shares of common stock issued and outstanding as of January 15, 2008 and 61 common stockholders as of that date, 15 of whom are our officers, employees and non-employee directors or are otherwise affiliated with us.

We have never paid dividends on our common stock, and we do not currently have a policy regarding the payment of or the intent to pay dividends on our common stock in the foreseeable future. In the event dividends are made from our earnings or from our other capital resources, the rights of our common stockholders to such dividends are subordinate to such rights of the holders of the Series A convertible preferred stock we issued on October 11, 2006, which are described in Note 15, “Capital Stock,” to our consolidated financial statements included in this Annual Report on Form 10-KSB.

On March 8, 2007, a majority of our common stockholders approved the Aces Wired, Inc. 2007 Stock Incentive Plan (the 2007 Stock Incentive Plan). The maximum number of common stock shares for which grants may be awarded under the 2007 Stock Incentive Plan at any one time is limited to 15% of the total outstanding shares of our common stock, subject to adjustment for events such as stock dividends and stock splits. As of January 15, 2008, no awards had been granted under the 2007 Stock Incentive Plan. The 2007 Stock Incentive Plan is described in more detail in Part III, Item 10, “Executive Compensation.”

Item 6. Management’s Discussion and Analysis or Plan of Operation.

Overview

We were incorporated in Nevada in December 2001 as OEF Corporate Solutions, Inc. On October 4, 2006, we acquired 100% of the ownership interests in Goodtime Action Amusement Partners, L.P. (Goodtime) and Amusement Innovation Partners, LLC (AIP), the general partner of Goodtime, in exchange for 7,623,580 shares of our common stock. Concurrent with our acquisition of Goodtime, we amended and restated our articles of incorporation and bylaws, whereby we, among other things, changed our name to Aces Wired, Inc.

Our original line of business was to provide EDGAR (electronic data gathering, analysis and retrieval) services to companies that file reports with the SEC. With our acquisition of Goodtime, we became a gaming and recreation company and the parent of K&B Sales, Inc. (K&B) and Aces Wired, LLC (AWLLC). K&B is a licensed distributor of games and related equipment, supplies and branded pull-tabs to charity bingo licensees throughout Texas and has been in operation for over 29 years. AWLLC, formed in June 2004, operates in the amusement-with-prize (AWP) gaming industry in Texas where it utilizes its proprietary financial redemption/player card system (the Ace Advantage Card system), which we believe gives us a distinct competitive advantage in the Texas AWP gaming market. This system allows players to store their prize points from playing our AWP games for future redemptions for non-cash merchandise prizes from participating merchants.

K&B is currently our primary source of cash flow from operations with which to sustain our company and grow our AWP business. However, K&B operates in a mature and static market in which we do not believe there are opportunities for significant growth absent the passage of legislation in Texas which would allow for new types of bingo games, or by our acquiring market share through business acquisitions. Prospects for the future growth of our company currently hinge solely on the expansion of our AWP gaming business in Texas in what we believe is a rapidly growing market where casino style gambling, or class III gaming, is illegal. However, if class III gaming is eventually legalized in Texas, we believe that if we can obtain the required licensing, we can efficiently adapt our gaming amusement centers, AWP machines and games to effectively compete in that market niche as well.

AWP Gaming Business

As of October 28, 2007, and prior to the closure of our gaming center in Amarillo, we were operating 230 AWP machines in four gaming amusement centers, all of which are located in Texas. During December 2007, we opened two new gaming centers in Texas and deployed additional machines in our other centers such that by January 15, 2008, we were operating 325 machines. Additionally, pursuant to a program we began in November 2007, which is described in more detail below, we have currently licensed another 135 machines to bingo hall operators in Texas, of which 85 are installed and operating with the remaining machines to be installed in March 2008.

Our AWP business effectively began with the business combination among Goodtime, K&B and AWLLC in October 2005 with one gaming amusement center in El Paso, Texas (in which AWLLC was a joint operator) and 40 gaming machines. During fiscal year 2006, we expanded into five new gaming amusement centers in Ft. Worth, Killeen, Corpus Christi (two centers) and Copperas Cove, Texas where, together with the El Paso center, we were operating 193 machines as of October 29, 2006. We also operated a center in McAllen, Texas for eight days in April 2006, which center was permanently closed as the request of local authorities. During the first four months of our fiscal year 2007 (which ended October 28, 2007) we opened a new center in Amarillo, Texas (which was temporarily closed on November 9, 2007) and closed one of the Corpus Christi centers due to operational reasons, such that as of March 3, 2007, we were operating 260 gaming machines in six centers (including the El Paso center where we ended our participation in March 2007).

On March 6, 2007, the Attorney General of Texas (the Attorney General) issued an opinion, which stated that AWP gaming machines that record a player’s winnings on a stored-value debit card are illegal in Texas. Under Texas law, the Attorney General’s opinion is not controlling on the state or binding on a court of law in that state. Ultimate determination of a law's applicability, meaning or constitutionality is determined by the Texas courts. However, certain local authorities in Texas have taken, and others may take, actions in response to the Attorney General’s opinion that resulted in the closure of two of our gaming amusement centers in March 2007 and the closure of a third center in November 2007, which closures are discussed in more detail below. These authorities claim that our AWP machines, which are played exclusively with our Ace Advantage Card, operate in a manner similar to the types of cards and gaming machines described in the Attorney General’s opinion and are therefore illegal gambling devices. We believe our AWP machines and Ace Advantage Card redemption system do not violate Texas law regarding gambling devices or otherwise, and we intend to vigorously defend our position in the Texas courts.

Despite the adverse opinion issued by the Attorney General and the resultant closure of certain of our gaming amusement centers, we renewed our AWP business expansion plans in Texas during the first quarter of fiscal year 2008, which plans were suspended after issuance of the Attorney General’s opinion. Our decision to revive the expansion of our AWP operations was influenced by a favorable arbitration opinion we received regarding the legality of our AWP operations in Texas and subsequent federal court affirmation of that opinion, which are described below.

In March 2007, local authorities in Amarillo, Nueces County, Texas and Killeen, Bell County, Texas threatened legal actions in response to the Attorney General’s opinion that resulted in the closure of our gaming amusement centers located at those locations. Also in March 2007, local authorities in Amarillo, Potter County, Texas notified us of their intent to file a nuisance action us regarding the legality of our AWP operations, but allowed us to operate the Amarillo center until November 9, 2007 when the nuisance action was initiated. Such legal actions and resultant litigation are described in more detail in Part I, Item 3, “Legal Proceedings.”

On April 30, 2007, we exercised our option to terminate early due to regulatory reasons the lease agreement for a facility in San Antonio, Texas where we had planned to open a new gaming amusement center. Concurrent with exercising the option, we paid a termination fee to the lessor equal to three months’ rentals, or approximately $83,000, as is provided for in the lease. The landlord of that facility contends that our exercise of the option was invalid and filed suit against us in the county court where this facility is located. Although the suit does not list damages sought by the landlord, he had previously sent us a written demand for damages of approximately $319,000. Our termination of this lease and the related litigation are described in more detail in Part I, Item 3, “Legal Proceedings.”

On May 25, 2007, we opened an expansion of our gaming amusement center in Ft. Worth, which expansion has allowed us to increase the number of AWP machines at that location to 80 machines (excluding one five-position game that is unique from all of our other games) from 42 machines. We have sinced added another 20 machines, and depending on customer demand, we might increase the number of machines at this center to 150 machines sometime later this year.

On June 7, 2007, and also as a consequence of the Attorney General’s opinion in March 2007, we were notified by one of our gaming software providers and developers of that vendor’s intent to exercise its option to terminate an agreement with us because of our alleged illegal use of the games and gaming platform provided under the agreement. As is provided for in the agreement, we took this matter to arbitration on July 18, 2007. In his September 7, 2007 opinion, the arbitrator concluded that our AWP machines and system comply with Texas gambling laws, and on September 24, 2007, the United States District Court for the Western District of Texas confirmed the arbitrator’s opinion.

We reopened the Corpus Christi gaming amusement center on June 19, 2007 by offering our gaming patrons a different type of AWP gaming system than we currently offer in our other Ace Gaming Amusement Centers. The prize points from playing this new type of AWP game can be redeemed only at the Corpus Christi gaming center for non-cash merchandise and also allow our gaming patrons to enter sweepstakes games unique to that center for cash and other prizes, such as a new automobile. While that sweepstakes model performed well (we might deploy it in other of our existing and future gaming amusement centers as complements to and/or substitutes for our original AWP gaming system), it is complicated to operate and player demand was not as robust as it was for our original AWP games prior to the temporary closure of this center in early March 2007. Accordingly, upon independent verification that our AWP system operates in the manner described in the September 7, 2007 arbitrator’s opinion discussed above, as requested by Corpus Christi officials, we reinstated our original AWP model there in early January 2008 and intend to expand that center by April 2008. The expanded center will probably cost approximately $85,000, net of a $40,000 build-out allowance from the lessor, and will allow us to increase the number of machines in operations there to 125 machines from the 69 machines we were operating in that center at the end of December 2007. We have entered into a facility lease agreement to accommodate this expansion, which we can terminate early upon payment of three months’ minimum rentals ($9,000) for any reason. However, early termination of this lease triggers an increase in the minimum rentals under our other lease with this landlord to $15,000 per month from $12,500 per month.

Our Copperas Cove gaming center is only 12 miles from the Killeen center. Since the closure of the Killeen center, we have enjoyed a significant increase in customer traffic and play at our Copperas Cove center such that we have not experienced a significant decline in our overall revenue resulting from the closure of the Killeen center. The operator of the bingo hall where our Copperas Cover gaming center is located intends to close that facility, and we are in discussions with him regarding the possible move of his and consequently our Copperas Cove operations into a newer and larger facility. To date, however, we have not made any firm or binding commitments to proceed with this project.

On September 24, 2007, the United States District Court for the Western District of Texas issued a final judgment confirming the aforementioned arbitrator's opinion that our gaming amusement operations comply with Texas law.  While we believe the federal court’s confirmation of the arbitrator's opinion is persuasive evidence of the legality of our AWP operations in Texas, the federal court’s ruling is not binding in a Texas court respecting this matter. As a result of the favorable arbitration decision and federal court ruling, we renewed plans to expand our AWP gaming centers in or close to bingo halls in Texas. We have also recommenced advertising and promoting our gaming centers in the local media where we are currently operating, which activities we had effectively discontinued subsequent to the Attorney General’s opinion in March 2007. Historically, player demand and consequently our net revenue have been positively correlated with our adverting and promotional expenditures and campaigns.

On March 19, 2007, we temporarily closed our gaming amusement center in Killeen, Bell County, Texas at the request of local authorities, and on April 13, 2007, we initiated litigation with the landlord of that facility to prevent him from evicting us due to the alleged illegal nature of our AWP operations. However, on January 22, 2008 the court dismissed our case finding that it did not have jurisdiction over the subject matter because of a justiciable controversy did not exist between the landlord and us. We had expected the same or a similar result prior to receiving the order of dismissal based on discussions with our legal counsel and had decided to permanently close the Killeen center in October 2007. There was no long-term lease agreement or any other binding financial obligations associated with this facility. As noted previously, since the closing of the Killen center in March 2007, we have enjoyed a significant increase in customer traffic at our Copperas Cove amusement center, which we believe is due substantially to the migration of our Killeen gaming patrons.

On December 5, 2007, we opened our first amusement center in San Antonio with 75 AWP machines at a cost of approximately $185,000, excluding the machines. This was our first new amusement center since we opened the Amarillo center in November 2006. San Antonio is located in Bexar County, and it was this county’s district attorney who requested the opinion that was issued by the Attorney General in March 2007. On December 13, 2007, we opened our second gaming amusement center in Ft. Worth with 50 AWP machines at a cost of approximately $140,000, excluding the machines. The AWP machines for both centers came from our inventory of available machines.

In addition to the new centers in San Antonio and Ft. Worth and the possible expansion of the Corpus Christi and Copperas Cove centers discussed previously, our immediate plan is to open two additional gaming amusement centers in Ft. Worth one each in February 2008 and March 2008 at a total cost of $135,000 for tenant improvements, and we have entered into lease agreements for these facilities. Subject to legal developments and available cash flow, we have also identified six other locations in Texas and currently plan to open at least one center per month at those locations beginning in May 2008 through October 2008. If we meet all of the objectives of our expansion plan, including the deployment of additional machines in certain of our existing centers as well as the new centers, we could have a total of 14 gaming amusement centers (assuming we reopen the Amarillo center) with approximately 1,300 machines and 200 additional employees by the end of our fiscal year 2008.

Based on our existing inventory, we have enough machines to facilitate the planned expansion of our existing centers and to open the two new centers in Ft. Worth. In order to complete our fiscal year 2008 expansion plans, we would need to acquire approximately 1,100 machines, inclusive of the machines needed to support our new AWP licensing business. Depending on the progress of our current expansion plan, we expect to either purchase or lease between 400 to 500 of those machines and to acquire the remaining machines under existing licensing agreements we have with certain game vendors.

Our commitment to proceed with our fiscal year 2008 expansion plan is based largely on our expectations of the corroboration associated with the federal court’s confirmation of the arbitration opinion and a successful outcome in the litigation in Potter County. However, we will to the extent warranted revise those plans or suspend them altogether for any of the following reasons.

•	Legal and/or political resistance to our expansion plans and/or our existing AWP operations.

•	Adverse legal and/or governmental rulings against our existing and/or future AWP operations.

•	Market demand.*

•	Available cash flow, as substantially all of the capital required under the plan is expected to be funded with cash flow generated from operations.

* We are currently experiencing strong customer traffic at our amusement centers and consequently net hold margins well in excess of such budgeted amounts, which we attribute in part to the recommencement of aggressively advertising our AWP business (which we had severely curtailed subsequent to the issuance of the Attorney General’s opinion), additional public awareness of us through favorable stories in the local press and seasonality. (The winter months are generally the best months for the Texas bingo market, and we believe the seasonal demand for our AWP gaming effectively coincides with that market.)

In Texas, AWP gaming is not a state regulated industry, and state laws pertaining to gambling are interpreted and enforced usually at the county level. While we believe our AWP gaming system and Ace Advantage Card are legal, there is no assurance we will ultimately prevail in our case in Potter County. Further, while the federal court’s confirmation of the arbitrator’s opinion provides us with additional credibility, the federal court’s ruling is not binding on a Texas court regarding the legality of our AWP operations. While the permanent closure of the Amarillo amusement center in itself would not have a significant adverse affect on our results of operations and financial condition, an unfavorable ruling in Potter County could set an undesirable precedence and might encourage similar legal actions against our AWP operations in other counties in Texas. Prolonged and/or permanent closures of our gaming amusement centers resulting from such future litigation, if any, could collectively have an material adverse effect on our results of operations and financial condition.

Corpus Christi Dog Track

In December 2007, our board of directors approved an agreement between us and Graves Management, Inc. (an entity owned by Gordon T. Graves, our chairman of the board of directors) pursuant to which Graves Management would assign an option to us to purchase a 65% interest in a limited partnership that owns a dog racing license and facility in Corpus Christi, Texas (hereinafter, the “track partnership”). Michael T. Gallagher, one of our directors who currently has an ownership interest in the track partnership, has an identical option from Graves Management, and it has not yet been determined how much of the 65% interest will be acquired by us or by Mr. Gallagher. The purchase price for the 65% interest in the track partnership is approximately $5.0 million in upfront cash, plus up to an additional $2.5 million in contingent payments upon the occurrence of certain events after the closing. Graves Management acquired its option by matching an offer from unaffiliated party to acquire such controlling interest in the track partnership. We expect to finalize ours and Mr. Gallagher’s rights in our respective options and formally enter into the assignment with Graves Management in February 2008.

The assignment will obligate us and Gallagher to proportionally reimburse Graves Management for a $225,000 deposit it paid to secure the option. The initial option period ends on March 15, 2008, which deadline can be extended until June 15, 2008 upon payment of an additional $225,000 deposit to the track partnership. The deposit is nonrefundable unless a Phase 1 environmental study that we are currently conducting determines there are environmental conditions at the dog track that, if not remedied by the track partnership at its discretion, could reasonably preclude us from acquiring the financing we will need to fund our share of the acquisition.

Our acquisition of the interest in the track partnership is subject to approvals by the Texas Racing Commission and our board of directors. The dog track has not operated since the end of December 2007. If we acquire the facility, we plan to reopen it this year with dog/horse racing simulcasts and pari-mutuel betting. We will also deploy a yet to be determined number of AWP machines there, which eventually could be as many as 500 machines based on customer demand. We anticipate live dog racing would recommence sometime in 2009. As importantly, this acquisition also positions us for the possibility that if video lottery terminals are approved by the Texas legislature in the future, we believe such operations will be limited to state licensed gaming venues such as race tracks.

Mr. Graves also owns an interest in the track partnership; however, his and Mr. Gallagher’s ownership interests in the track partnership are not part of the proposed acquisition. A special committee of our board of directors comprised of Messrs. David E. Danovitch, Martin A. Keane, John J. Schreiber and James J. Woodcock, each of whom is independent from and has no ownership interest in the track partnership, was formed to oversee our participation in this transaction.

Other

In June 2007, the Texas Lottery Commission approved the concept of using electronic display devices to show the results of pull-tab bingo event tickets, which product we expect to begin marketing in March 2008. Due to the improved entertainment value offered by this system, we believe that the introduction of this type of pull-tab bingo might stimulate demand for pull-tabs by 10% to 20% annually beginning in early fiscal year 2008.

In June 2007, we entered into an agreement to provide prepaid stored-value card processing services (a three-year deal with minimum billings of $40,000 per year) to another entity. In August 2007, we entered into a joint venture partnership, under which our partner is responsible for marketing and we will provide stored-value card processing and similar services to financial institutions and other entities. We will employ the excess capacity already existing on the system with which we service our own Ace Advantage Card to provide these services such that we effectively have no initial investment in the joint venture or otherwise. To date, no significant revenue or costs have been generated or consumed by the joint venture nor do we expect any in the near-term.

In July 2007, we successfully deployed our new Ace Advantage Card, for which we have received very positive feedback from our gaming patrons. The new Ace Advantage Card can be used on credit-card financial networks and increases the number of merchant locations (particularly restaurants, movie theaters and similar entertainment venues) where our gaming patrons can redeem their prize points. Also, due to this new feature, the Ace Advantage Card helps insure that our gaming patrons do not improperly redeem their prize points for money orders or similar negotiable instruments, which redemptions might be erroneously construed as winning a cash prize by playing our AWP games.

In November 2007, we began a new business program for our AWP operations by which we license the machines, gaming software, back-office systems (including access to our Ace Advantage Card redemption system) and provide ancillary services to bingo hall operators in Texas. Under this program, the bingo halls will operate the machines and we will share in the net revenue generated by those machines. To date, we have placed a total of 85 machines in bingo halls in three bingo halls, and we will place another 50 machines in another bingo hall in March 2008. We hope to have agreements with up to 16 bingo halls and 400 AWP machines licensed under this program throughout Texas by the end of our fiscal year ending November 2, 2008.

In October 2007, we entered into a letter of intent with a vendor to provide us with at least 100 machines and games under a license agreement. Although the fees under this agreement, and a similar licensing agreement we have had in place since December 2006, are significantly higher than the license fees we pay for the games played on our own machines, there are no capital costs or other significant long-term financial long-term obligations associated with these agreements. Additionally, because of the increased variety and enhanced library of games made available to us under these agreements, we believe the stimulation in customer play more than offsets the fee difference.

Results of Operations

The following discussions analyze and compare our results of operations for the 52-week periods ended October 28, 2007 and October 29, 2006 and for the 52-week periods ended October 29, 2006 and October 30, 2005. The following information should be considered together with our consolidated financial statements and the accompanying notes to those financial statements beginning at page F-1 of this annual report on Form 10-KSB and at page F-1 of the annual report on Form 10-KSB for our fiscal year ended October 29, 2006, which we filed with the SEC on February 6, 2007.

We operate and manage separately two business segments, our bingo supply business segment (Bingo) and our AWP gaming business segment (AWP). We do not allocate corporate overhead, certain other income (expense) items and income taxes to our operating business segments. Prior to October 30, 2005 (the last day of our fiscal year 2005), our only line of business was our bingo supply distribution business, which we began in 1978. Accordingly, the only meaningful period-over-period comparisons between the 52-week periods ended October 29, 2006 and October 30, 2005 relate to our bingo supply business. We only began to earnestly build our AWP gaming business during the second fiscal quarter of 2006 and to create a corporate infrastructure to support the continued expansion of our AWP gaming business and our company generally after we acquired Goodtime in October 2006. Accordingly, and as discussed further below, our operations for the 52-week periods ended October 28, 2007 and October 29, 2006 were also substantially different in scope with respect to our AWP gaming business segment and our consolidated operations generally. Principally for these reasons, direct comparisons of our results of operations for the subject periods are not entirely meaningful or necessarily indicative of our future results of operations.

Additionally, the opinion issued by the Attorney General in March 2007 questioning the legality of our AWP gaming business has for the time being created doubts regarding our ability to peacefully operate our AWP gaming business in Texas, which is currently the only state in which we conduct such business operations. Prolonged and/or permanent disruptions of our AWP gaming operations in Texas could adversely and materially affect our future results of operations and financial position.

Our fiscal year generally ends on the last Sunday in October. This fiscal year creates better comparability of our quarterly results of operations by usually having an equal number of weeks (13) and weekend days (26) in each quarter, although this convention periodically necessitates a 53-week fiscal year. Hereinafter, fiscal year 2007 refers to the 52-week period ended October 28, 2007, fiscal year 2006 refers to the 52-week period ended October 29, 2006 and fiscal year 2005 refers to the 52-week period ended October 30, 2005. Additionally, certain amounts of the condensed segment statements of operations for fiscal years 2006 and 2005 have been reclassified to conform to the fiscal year 2007 financial statement presentation.

Fiscal Year 2007 Compared to Fiscal Year 2006

We incurred a net loss of $3,257,000 ($0.44 per basic and diluted common stock share) on net revenue of $20,937,000 for fiscal year 2007 compared to a net loss of $5,101,000 ($0.73 per basic and diluted common stock share) on revenue of $17,890,000 for fiscal year 2006. The principal differences between the results of operations for fiscal years 2007 and 2006 were as follows:

Net loss for fiscal year 2006	$(5,101,000)

(Increase) decrease

Share-based compensation recognized using the graded vesting attribution method, which is a significant reason for the increased expense in fiscal year 2006	2,110,000
Income tax provision due principally to a taxable loss in fiscal year 2007 compared to taxable income in fiscal year 2006	1,166,000
Losses due to abandonment of leaseholds resulting primarily from our closure of gaming centers as a consequence of the adverse opinion issued by the Attorney General in March 2007	(458,000)
Nonoperating expense associated with the dividends accrued and paid on the Series A Preferred Stock due to our inability to timely make effective a registration statement related to the common shares into which the Series A Preferred Stock will eventually be converted	(427,000)
Legal expenses related directly to litigation arising from the adverse opinion issued by the Attorney General in March 2007	(211,000)
Employee severance and lease termination payments resulting primarily from our closure of gaming centers as a consequence of the adverse opinion issued by the Attorney General in March 2007	(156,000)
Other	(180,000)

Net loss for fiscal year 2007	$(3,257,000)

For fiscal year 2007, our bingo supply and AWP gaming business segments generated net income (loss) before income taxes of approximately $2,997,000 and $(2,285,000), respectively. For fiscal year 2006, our bingo supply and AWP gaming business segments generated net income (loss) before income taxes of approximately $2,971,000 and $(1,446,000), respectively. Corporate expenses before income taxes were approximately $4,167,000 for fiscal year 2007 compared to $5,970,000 for fiscal year 2006. The following are condensed statements of operations for our business segments for fiscal years 2007 and 2006.

	Fiscal Year 2007
	Bingo	AWP	Corporate	Consolidated

Revenue, net	$15,166,451	$5,770,293	$-	$20,936,744
Share-based compensation	-	126,216	1,384,525	1,510,741
Other operating expenses	12,161,075	7,801,899	2,782,133	22,745,107
Operating income (loss)	3,005,376	(2,157,822)	(4,166,658)	(3,319,104)
Other income (expense), net	(8,142)	(127,616)	(336,082)	(471,840)
Income (loss) before income taxes	2,997,234	(2,285,438)	(4,502,740)	(3,790,944)
Income tax benefit	-	-	534,327	534,327
Net income (loss)	$2,997,234	$(2,285,438)	$(3,968,413)	$(3,256,617)

	Fiscal Year 2006
	Bingo	AWP	Corporate	Consolidated
Revenue, net	$15,489,201	$2,400,339	$-	$17,889,540
Share-based compensation	-	48,316	3,572,341	3,620,657
Other operating expenses	12,520,286	3,714,244	2,397,684	18,632,214
Operating income (loss)	2,968,915	(1,362,221)	(5,970,025)	(4,363,331)
Other income (expense), net	1,990	(83,500)	(24,072)	(105,582)
Income (loss) before taxes	2,970,905	(1,445,721)	(5,994,097)	(4,468,913)
Income tax expense	-	-	631,671	631,671
Net income (loss)	$2,970,905	$(1,445,721)	$(6,625,768)	$(5,100,584)

Our results of operations at a business segment level are discussed in more detail below.

Bingo Business Segment

The significant changes in the results of operations for our Bingo business segment for fiscal years 2007 and 2006 are shown in the table below.

		Increase (decrease) from
	Fiscal Year	Fiscal Year 2006
	2007	Amount	Percentage

Revenue	$15,166,451	$(322,750)	(2.08)
Cost of sales	8,333,452	(269,063)	(3.13)
Other operating expenses	3,489,855	(110,362)	(3.07)
Depreciation and amortization	337,768	20,214	6.37
Other income (expense), net	(8,142)	(10,132)	(509.15)
Income before income taxes	$2,997,234	26,329	0.89

•
The decrease in revenue was due primarily to the loss of certain commercial, high-volume customers in fiscal year 2007 and other competitive pressures that reduced our gross margin on certain products. The decrease in cost of sales was due to the aforementioned lost customers.

•
The net change in other operating expenses was attributable primarily to decreases in payroll and benefits resulting from a reduction in staff and a decrease in health insurance premiums, and cuts in other expenses such as travel, meals and entertainment and marketing due to budgeting constraints resulting primarily from the aforementioned decline in revenue. These decreases were offset somewhat by a nonrecurring increase in professional fees related to the implementation of a new accounting system, which did not qualify for capitalization.

While we were able to effectively offset the revenue loss in fiscal year 2007 by reducing operating expenses, we do not believe we can accomplish similar cost savings in fiscal year 2008. Due to the loss of the aforementioned customers, continued pricing pressure from our competitors and expected declines in the number of people playing bingo, we currently estimate that our bingo revenue and cash flow for fiscal 2008 might decline by as much as $1.5 million and $.5 million, respectively. However, we are hopeful that the introduction in March 2008 of a new “video confirmation” style of bingo pull-tabs might increase the contribution from our pull-tabs sales by 10% to 20% annually, or between $160,000 and $320,000, based on our current pull-tab sales and gross margins.

Disregarding the above, we are not currently aware of nor do we anticipate any other changes in the Texas bingo market or in our bingo operations specifically that might otherwise cause significant increases and/or decreases in our operating revenues and expenses for fiscal year 2008.

AWP Business Segment

Our ability to generate profits in the future is dependent on our ability to place AWP machines into revenue service and/or increase the play (and consequently the net hold) on those and our existing machines. With the exception of contingent rentals, if any, and game license fees, the other incremental costs to operate our AWP machines are insubstantial and, disregarding the opening of new centers, we can most often add machines at existing centers without having to add staff or incur significant installation costs. Further, almost all of the direct operating expenses associated with our AWP business are variable in nature, and we have the ability to manage those expenses in relation to our ability to generate revenue from this business segment. As of October 28, 2007, we had most of the administrative infrastructure in place to grow and support our AWP business at least through fiscal year 2008. Accordingly, as we continue to place more AWP machines into operations and/or increase the net hold on our existing machines, substantially all of the net revenue generated by these machines should contribute directly toward covering our fixed costs and, ultimately, our pretax profitability. During fiscal year 2007, we also acquired a substantial inventory of AWP machines and developed more games and back office systems, which will help reduce the cost of expanding our AWP business in fiscal year 2008.

As noted previously and as illustrated in the following table, we conducted significantly more AWP operations during fiscal year 2007 than in fiscal year 2006. Accordingly, substantially all of the changes in net revenue and expenses, with the exception of certain abandonment losses and other expenses associated with the Attorney General’s opinion, are explained by the increased scope and duration of our AWP operations during fiscal year 2007.

	Fiscal Year
	2007	2006	Change

Number of machines at end of period 1	230	193	19.2%

Weighted average machines during the period 1, 4	191	86	122.1%

Machine days (the product of the machines in operations and the number of business days in the period) 1	69,457	31,225	122.4%

Operating revenue per machine day 1, 2	$81.87	$72.14	13.5%

Operating expense per machine day 3	$102.27	$119.05	(14.1)%

Operating loss as a percent of operating revenue 1	(23.1)%	(54.9)%	57.9%

1
Excludes the operating results from an amusement center in El Paso where we were a joint operator under a revenue sharing agreement from November 2005 through March 2007. Also, operating revenue per machine day for fiscal year 2007 does not include revenue we recognized in that period as a result of the expiration of certain Ace Advantage Cards.

2	Operating revenue per machine day is the amount of prize points played less the amount of prize points won and promotional giveaways, such as free play and food and beverage.

3
Operating expense per machine day is adjusted for abandonment losses and severance and early lease termination payments resulting from the closure of gaming amusement centers. Operating expense per machine day for fiscal year 2007 is also adjusted for the legal fees we have incurred that were directly related to litigation arising from the adverse opinion issued by the Attorney General.

4	Weighted average number of machines is based on the number of machine days operated during the respective 364-day fiscal years.

The following table shows the changes in the results of operations for our AWP business segment for fiscal years 2007 and 2006. Operating results for fiscal year 2007 included $357,000 of abandonment losses, $211,000 of legal expenses and $156,000 of other expenses associated with the permanent closure of gaming centers, all of which were directly related to the adverse opinion issued by the Attorney General in March 2007. We cannot reasonably measure the revenue we lost due to the resultant temporary and permanent closure of certain of our gaming amusement centers as a consequence of the Attorney General’s opinion. We expect that net revenue and operating expenses, with the exception of share-based compensation, most administrative expenses and abandonment losses, will increase significantly in fiscal year 2008 compared to fiscal year 2007 due primarily to our current expansion plans and assuming there are no significant interruptions in our AWP operations during fiscal year 2008.

		Increase (decrease) from
	Fiscal Year	Fiscal Year 2006
	2007	Amount	Percentage

Revenue, net	$5,770,293	$3,369,954	140.39
Other operating expenses	6,488,785	3,191,606	96.80
Share-based compensation	126,216	77,900	161.23
Depreciation and amortization	854,696	460,255	116.69
Abandonment losses	458,418	435,794	1,926.25
Other income (expense), net	(127,616)	44,116	52.83
Loss before income taxes	$(2,285,438)	(839,717)	(29.08)

•
The increase in net revenue was due primarily to the increases customer traffic, net hold per machine day and number of machine days operated during fiscal year 2007. The hold ratio for both years remained essentially unchanged at approximately 5.7%. In addition to the new amusement centers we plan to open during fiscal year 2008, we expect the growth in customer traffic during that period will be additionally stimulated by increased expenditures for advertising and promotions and as the public generally becomes more aware of our AWP business.

•
The more significant components of other operating expenses for fiscal years 2007 and 2006, expressed as a percentage of net revenue, are shown in the following table. Because of the large disparity between the scope of our AWP operations during fiscal years 2007 and 2006, we believe this comparison of the changes in other operating expenses is more meaningful than a comparison of the changes in the amounts of such expenses.

	Fiscal Year
	2007	2006
	(Percent of Net Revenue)

Gaming amusement centers
Payroll and employee benefits	21.0	25.2
Rent and utilities	21.5	21.8
Game license fees	8.3	6.7
Advertising and promotions	7.0	6.1
Professional and contract services (a)	6.4	8.3
Other	6.6	6.1
	70.8	74.2

Sales, general and administrative
Payroll and employee benefits	15.6	20.1
Professional and contract services	10.5	24.9
Rent and utilities	4.9	0.7
Other	7.1	17.1
	38.1	62.8
	108.9	137.0

(a) Excludes legal expenses for fiscal year 2007 directly attributable to the Attorney General’s opinion.

Gaming amusement centers. Currently, 61% of our gaming center employees are part-time, hourly paid employees. Accordingly, we are able to manage this expense by staffing the centers in proportion to customer traffic. Rent expense for all but one of our gaming amusement centers is contingent based on the net hold generated at the centers, although all of the applicable lease agreements provide for minimum monthly rents. Royalties related to the games played at our amusement centers are based completely on the net hold generated by the respective machines and/or games. Additionally, beginning in fiscal year 2007, certain of our machines and games were licensed to us under revenue sharing agreements, which results in higher game license fees than the fees we pay for the games played on our own machines. In late fiscal year 2007, we also entered into a similar revenue sharing agreement to acquire a minimum number of machines and games to help facilitate our fiscal year 2008 expansion plans. Advertising and promotions expense is expected to increase significantly in fiscal year 2008 compared to fiscal year 2007 due in large part to the opening of new centers and the fact that we significantly curtailed such expenditures in fiscal year 2007 subsequent to the issuance of the Attorney General’s opinion.

Sales, general and administration. While we expect increases in payroll and professional/contract services expenses during fiscal year 2008, we expect such increases to be significantly less than what we experienced during fiscal years 2007 and 2006. These modest increases are primarily due to the fact that we have the infrastructure in place to support our current and expanded operations at least through fiscal year 2008.

•
The increase in depreciation and amortization expense (exclusive of the amortization of an intangible asset that is accounted for as an other operating expense) was principally due to capital additions during the fourth fiscal quarter of fiscal year 2006 and fiscal year 2007 related to gaming machines, capitalized gaming software and leasehold improvements to gaming centers. This expense will increase in fiscal year 2008 based primarily on the number of new amusement centers we open and owned AWP machines we will deploy during that period.

•
At noted previously, $357,000 of the abandonment losses resulted from the permanent closure of certain gaming centers as a consequence of the Attorney General’s opinion. The remaining losses were the result of our abandoning certain other leaseholds due to operational reasons.

Subsequent to October 28, 2007, we opened two new gaming centers in which we had deployed 125 AWP machines by the end of December 2007. Additionally, we have firm plans to open two new centers by March 2008 in which we will initially deploy another 125 machines. By the end of December 2007, we had also deployed 85 machines in three bingo halls and will deliver 50 machines to another bingo hall operator in March 2008 under revenue sharing license agreements. As discussed previously, if we meet all of the objectives for expanding our AWP business during fiscal year 2008, by the end of that year (or November, 2, 2008) we will have in operations approximately 1,300 AWP machines in 14 of our own gaming amusement centers and another 400 machines licensed to 16 bingo hall operators.

Corporate Overhead

In addition to income taxes, corporate overhead includes the salaries and benefits for our executive officers and other corporate employees, legal and accounting fees not otherwise allocated to our Bingo and AWP business segments and other corporate and fiscal expenses, such as director and officer liability insurance. Corporate overhead also includes interest expense incurred on the notes payable to related parties and nonoperating expenses associated with the dividends we have accrued and paid to the holders of the Series A Preferred Stock. The following table shows the changes in the components of our corporate overhead for fiscal years 2007 and 2006. The net decrease in fiscal year 2007 expenses is attributable almost entirely to the decrease in share-based compensation and the change in the income tax provision for that period compared to fiscal year 2006. Measured as a percentage of total net operating revenues, corporate overhead expenses before income taxes were approximately 22% for fiscal year 2007 compared to 34% for fiscal year 2006.

		Increase (decrease) from
	Fiscal Year	Fiscal Year 2006
	of 2007	Amount	Percentage

Other corporate expenses	$2,755,632	$382,244	16.11
Share-based compensation	1,384,525	(2,187,816)	(61.42)
Depreciation and amortization	26,501	2,205	9.08
Other income (expense), net	(336,082)	312,010	1,296.15
Income tax benefit	534,327	1,165,998	184.59
Loss before income taxes	$(3,968,413)	2,657,355	43.11

•
The increase in other corporate expenses was primarily due to increases in payroll and employee benefits, professional and contract services and rent for our corporate offices in Dallas. The increase in payroll is due almost entirely to the fact that most of the corporate administrative staff was engaged after we acquired Goodtime in October 2006. We also expect to add some administrative staff during fiscal year 2008. The increase in professional and contract services was due to the engagement of a lobbying consultant in fiscal year 2007 (which contract we have extended for fiscal year 2008) and accounting and other professional fees we incurred related to filings with the SEC and other corporate matters (e.g., the formation of subsidiary companies). We first occupied our Dallas office in November 2007.

•	The decrease in share-based compensation is explained below under the caption Share-Based Compensation.

•
The decrease in other income (expense), net is attributable primarily to the dividends we accrued on the Series A Preferred Stock, which were accounted for as nonoperating expense. The obligation arose because of our failure to timely meet a deadline in obtaining the effectiveness of a registration statement we filed with the SEC to register the common shares into which the Series A Preferred Stock will eventually be converted. This financial obligation and the issuance of the Series A Preferred Stock generally are described in more detail at Note 15, “Capital Stock,” to our consolidated financial statements included in this annual report on Form 10-KSB

•
The change in our income tax provision was due primarily to a taxable loss for fiscal year 2007 (most of which was carried back to fiscal year 2006) compared to taxable income for fiscal year 2006. Our provisions for income taxes for fiscal years 2007 and 2006 are described in more detail in Note 13, “Income Taxes,” to our consolidated financial statements included in this annual report on Form 10-KSB.

To help defray the legal expenses we are incurring that are directly related to the litigation arising from the Attorney General’s March 2007 opinion, beginning in April 2007, our executive officers and certain other key employees agreed to defer the payments of 10% of their base annual salaries. While we currently have no definitive plans to significantly reduce our corporate overhead, we will, if necessary, take appropriate actions to reduce such expenses going forward based on our expected future cash flow from operations.

In March 2007, the Compensation Committee of our Board of Directors (the Compensation Committee) approved employment agreements (the Employment Agreements) for our president/chief executive officer and our chief operating officer. The term of each of the Employment Agreements is for three years (effective March 1, 2007), unless terminated earlier. Each officer is guaranteed a minimum annual salary of $350,000 during the terms of the Employment Agreements, can earn annual bonuses and participate in all other compensation and benefits plans provided generally to all of our employees, including the 2007 Stock Incentive Plan.

In March 2007, the Compensation Committee also approved a new employment agreement (the New Employment Agreement) for our chief financial officer. The New Employment Agreement became effective on April 1, 2007 and expires on March 1, 2010, unless terminated earlier. The New Employment Agreement provides our chief financial officer with a guaranteed a minimum annual salary of $230,000 and allows him to earn annual bonuses and to participate in all other compensation and benefits plans provided generally to all of our employees, including the 2007 Stock Incentive Plan.

As of October 28, 2007, no additional compensation had been awarded to any of the three executive officers pursuant to their respective employment agreements or otherwise, nor are there any plans to do so in the near-term. As noted previously, each of these executive officers, as well as our chief accounting officer and certain other key employees, agreed to defer payment of 10% of their base annual salaries, effective April 1, 2007.

The Employment Agreements and the New Employment Agreement are described in more detail in Part III, Item 10, “Executive Compensation.”

Share-Based Compensation

In October 2006, and in conjunction with our acquisition of Goodtime, we granted approximately 1,128,000 shares of restricted common stock to certain of our executive officers, certain employees and all of non-employee directors in exchange for profit interests those persons held in Goodtime. The exchange of the restricted stock for the profit interests was accounted for as a modification of an award pursuant to Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R). Under SFAS 123R, when an award is modified, the entity is deemed to have repurchased the original award by issuing a new award of greater or equal value and incurs additional compensation cost for the incremental value of the new award. Immediately prior to the exchange, the profit interests were deemed to have no value, whereas the fair value of the restricted common stock was estimated at $5.00 per share. The restricted common stock are subject to the same graded vesting terms as were the profit interests and vest over a weighted-average period of approximately 1.3 years from the respective grant dates of the profit interests. Because almost 64% of the restricted shares vested by March 31, 2007 and we elected to recognize the compensation cost associated with the restricted common stock using the graded vesting attribution method, compensation expense was considerably higher in fiscal year 2006 than in fiscal year 2007. The exchange of the restricted common stock for the profit interests is described in more detail in Note 9, “Share-Based Compensation,” to our consolidated financial statements included in this annual report on Form 10-KSB.

As of October 28, 2007, compensation cost of approximately $265,000 related to the remaining nonvested restricted shares will be recognized during the first nine months of our fiscal year 2008.

During fiscal year 2006, we issued 40,000 shares of our common stock in exchange for consulting services. The total fair value of the shares was estimated at $150,000 and was based on the fair value of the services we received. While the 2007 Stock Incentive Plan allows us to grant shares to unaffiliated persons for goods and services, we currently have no plans to do so in the near-term.

In March 2007, a majority of our common stockholders approved the 2007 Stock Incentive Plan, which provides for the grants of share-based and cash awards to our employees (including our executive officers), non-employee directors and other persons providing goods and services to us. As of October 28, 2007, no awards had been made under the 2007 Stock Incentive Plan, which is currently our only equity compensation plan. The 2007 Stock Incentive Plan is described in more detail in Part III, Item 10, “Executive Compensation.”

Fiscal Year 2006 Compared to Fiscal Year 2005

The following discussion about our results of operations for our fiscal years 2006 and 2005 does not consider the actual and possible future ramifications to our AWP gaming business and our company generally resulting from the opinion issued by the Attorney General of Texas on March 6, 2007.

We incurred a net loss of $5,101,000 ($0.73 per basic and diluted common stock share) on net revenue of $17,890,000 for fiscal year 2006 compared to net income of $45,000 ($0.01 per basic and diluted common stock share) on revenue of $14,895,000 for fiscal year 2005. Our fiscal year 2006 results of operations were negatively affected by $3,621,000 of non-cash charges related to share-based compensation, and by increases in depreciation and amortization expense of approximately $560,000, interest expense of $141,000 and income tax expense $605,000 compared to fiscal year 2005. Substantially all of the increases in the fiscal year 2006 expenses are attributable to our acquisition of Goodtime in October 2006 as follows.

•
The share-based compensation expense was primarily due to the award of approximately 1,128,000 shares of restricted common stock to certain of our executive officers, certain key employees and our non-employee directors.

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

For fiscal year 2006, our bingo supply and AWP gaming business segments generated net income (loss) before income taxes of approximately $2,971,000 and $(1,446,000), respectively. For fiscal year 2005, our only business segment was the bingo supply business. For comparability purposes only, by removing corporate overhead comparable to the fiscal year 2006 amount and income taxes, our bingo supply business earned income before income taxes of approximately $2,521,000 in fiscal year 2005. The following are condensed statements of operations for our business segments for fiscal years 2006 and 2005.

	Fiscal Year 2006
	Bingo	AWP	Corporate	Consolidated
Revenue, net	$15,489,201	$2,400,339	$-	$17,889,540
Share-based compensation	-	48,316	3,572,341	3,620,657
Other operating expenses	12,520,286	3,714,244	2,397,684	18,632,214
Operating income (loss)	2,968,915	(1,362,221)	(5,970,025)	(4,363,331)
Other income (expense), net	1,990	(83,500)	(24,072)	(105,582)
Income (loss) before taxes	2,970,905	(1,445,721)	(5,994,097)	(4,468,913)
Income tax expense	-	-	631,671	631,671
Net income (loss)	$2,970,905	$(1,445,721)	$(6,625,768)	$(5,100,584)

	Fiscal Year 2005
	Bingo	Corporate	Consolidated
Revenues	$14,895,186	$-	$14,895,186
Operating expenses	12,377,633	2,449,870	14,827,503
Operating income (loss)	2,517,553	(2,449,870)	67,683
Other income (expense), net	3,751	-	3,751
Income (loss) before taxes	2,521,304	(2,449,870)	71,434
Income tax expense	-	26,143	26,143
Net income (loss)	$2,521,304	$(2,476,013)	$45,291

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

		Change from Fiscal Year 2005
	Fiscal Year	Increase	Percentage
	2006	(decrease)	change
Revenue	$15,489,201	$594,015	3.99
Cost of sales	8,602,515	109,507	1.29
Other operating expenses	3,600,217	27,199	0.76
Depreciation and amortization	317,554	5,947	1.91
Other income (expense), net	1,990	(1,761)	(46.95)
	$2,970,905	449,601	17.83

The increases in revenue and cost of sales for fiscal year 2006 was primarily due to the increase in branded pull-tab sales, an instant winner paper ticket similar to a lottery scratch-off ticket, which are popular with bingo patrons.

AWP Business Segment

The following is an overview of the significant components of the AWP business segment’s revenue and expenses for fiscal year 2006.

Revenue. Substantially all of the revenue from our AWP business comes from the difference (or the hold) between the prize points played and the prize points won by our AWP gaming patrons. Our revenue from a gaming amusement center in El Paso, Texas, where we were a joint operator, was 40% of the hold after certain adjustments. Promotional allowances, consisting mostly of direct mail and newspaper coupons and entitlement programs, provide our gaming patrons with free play and are recognized as reductions in revenue when such promotional allowances are redeemed. We expect to substantially increase revenue from our AWP business in fiscal year 2007 due to the opening of new gaming centers, the expansion of existing centers and the fact that most of our existing centers, which opened at various times during fiscal year 2006, will have been operating for all of fiscal year 2007.

Operating Expenses. The following amounts represent the most significant components of operating expenses for fiscal year 2006 as well as the ones we expect to recur annually. We expect that substantially all of these expenses will increase in fiscal year 2007 as we open new gaming amusement centers and because our existing centers, which opened at various times during fiscal year 2006, will have been operating for all of fiscal year 2007.

•
Salaries and benefits of $1,138,000, including $48,000 of share-based compensation. Most of the employees who work at our gaming amusement centers are hourly employees, whereas our amusement center managers and administrative management and staff are salaried employees.

•
Contract services of $799,000. Contract services include the costs incurred for security services at our gaming amusement centers and consulting and other services related to back office systems that support our server-based gaming machines and Ace Advantage Card.

•	Rent and utilities of $539,000. Rent expense for most of our gaming amusement centers is based on a percentage of the hold or the number of gaming machines located at the centers.

•
Depreciation and amortization of $394,000. Depreciation and amortization expense, which excludes the amortization of the proprietary software discussed below, was primarily related to tenant improvements of the gaming amusement centers and AWP machines subject to capitalized lease agreements.

•
Advertising and promotional expenses of $194,000. We promote our Ace Gaming Amusement Centers in the locations in which we operate them through various advertising media such as television, radio, newspapers, direct-mailings and billboards.

•	Royalties of $187,000. These royalties are incurred under licensing agreements we have for the games we use in our AWP machines.

•	Amortization of $133,000. This expense relates to proprietary software that enables us to process the redemptions of prize points through the financial networks.

Other income (expense). Other income (expense) for fiscal year 2006 was comprised of approximately $78,000 of interest expense on certain debt and capitalized lease obligations we incurred to finance AWP machines and proprietary software to support our Ace Advantage Card system.

Corporate Overhead

Excluding income taxes, the most significant components of corporate overhead for fiscal year 2006 were salaries, benefits and other compensation of $4,778,000 for our executive officers, administrative staff and non-employee directors and professional fees of $907,000, most of which were incurred for accounting and legal services associated with our formation and our subsequent acquisition of and merger into Goodtime. Such compensation expense and professional fees included share-based compensation of $3,422,000 and $150,000, respectively. Corporate overhead expense for fiscal year 2005 consisted entirely of the salaries and benefits of certain of our executive officers who were then the executive officers and owners of K&B. Excepting share-based compensation, which is discussed below, we expect a modest increase in corporate overhead expenses during fiscal year 2007 as we continue to grow our AWP business segment albeit at a slower rate because a substantial amount of our corporate infrastructure, including the hiring of most personnel, was completed late in fiscal year 2006.

Although we incurred a consolidated pretax loss of $4,469,000, consolidated income tax expense was $632,000 for fiscal year 2006 compared to income tax expense of $26,000 for fiscal year 2005. The increase in the fiscal year 2006 income tax provision was due primarily to the change in our business operations beginning with the acquisition of Goodtime in October 2006 that resulted in non-deductible expenses of $3,471,000 related to the aforementioned share-based compensation and $2,158,000 of operating losses incurred by certain of our subsidiaries prior to the acquisition of Goodtime, and the recognition of deferred income tax expense of $182,000 associated with the change in the tax status of such subsidiaries. Refer to Note 13, “Income Taxes,” to our consolidated financial statements included in this annual report on Form 10-KSB for additional information about our fiscal year 2006 income tax provision.

Share-Based Compensation

We recognized share-based compensation of $3,621,000 during fiscal year 2006 related to the grant of approximately 1,128,000 shares of restricted common stock to certain of our officers, certain employees and all of our non-employee directors, and the issuance of 40,000 shares of our common stock for services received. The award of the restricted common shares was made in exchange for the profits interests these officers, employees and directors had in Goodtime prior to its acquisition by us and was part of our original capitalization of 8,000,019 shares of common stock. Additional compensation expense of $1,785,000 and $386,000 related to such nonvested restricted common shares outstanding as of October 29, 2006 will be recognized in fiscal year 2007 and fiscal year 2008, respectively. The grant of the restricted common stock shares is described in more detail at Note 9, “Share-Based Compensation,” to our consolidated financial statements included in this annual report on Form 10-KSB.

Liquidity and Capital Resources

We had cash and cash equivalents of approximately $3,610,000 as of October 28, 2007 compared to cash and cash equivalents of approximately $7,101,000 as of October 29, 2006. We also had restricted cash of $91,000 at the end of fiscal year 2007 compared to restricted cash of $309,000 at the end of fiscal year 2006. Restricted cash as of October 28, 2007 consisted of a non-interest bearing account held by and for the benefit of the bank that currently sponsors the Ace Advantage Card, which restricted funds are used by us to settle the redemptions of prize points processed by the bank. Restricted cash as of October 29, 2006 consisted of a similar non-interest bearing account in the approximate amount of $59,000 and a cash security deposit of $250,000 held by and for the benefit of a bank that previously sponsored the Ace Advantage Card. Operationally, the sponsorship agreement with that bank ended on December 31, 2006, and all of the cash security deposit was fully refunded to us by August 2007.

During fiscal year 2007, cash and cash equivalents decreased by $3,491,000 due primarily to the acquisition of additional capital assets for our AWP business and repayments of debt and capital lease obligations, which are described in more detail below.

We had cash and cash equivalents of $7,101,000 as of October 29, 2006 compared to cash and cash equivalents of approximately $501,000 as of October 30, 2005. We also had restricted cash of $309,000 at the end of fiscal year 2006, the purpose of which is described above. The primary reasons for the approximate $6,600,000 increase in cash and cash equivalents for fiscal year 2006 were net proceeds of $7,343,000 from the sale in October 2006 of our Series A Preferred Stock, working capital proceeds of $1,600,000 from the issuance of notes payable to related parties and proceeds of $1,358,000 from the sale and leaseback of AWP machines. During fiscal year 2006, we also made capital expenditures of $3,638,000, most of which were for the expansion of our AWP business, and made net repayments of $864,000 of debt and capital lease obligations. The sale of the Series A Preferred Stock is described in more detail in Note 15, “Capital Stock,” to our consolidated financial statements included in this annual report on Form 10-KSB.

As in fiscal years 2006 and 2005, all of our cash flow from operations for fiscal year 2007 was provided by our bingo supply operations, which cash flow we expect to decline for fiscal year 2008. However, we currently believe that as we continue to place AWP machines into revenue service (we have deployed 210 machines since October 28, 2007), our AWP operations will provide positive cash flow during fiscal year 2008. Accordingly, even with the expected decline in cash flow from our bingo operations, we believe that cash flow generated by consolidated operations during fiscal year 2008, together with our currently available cash, will sustain our operations and satisfy our financial obligations for at least the next 12-month period. These expectations assume we are able to meet most of the objectives for expanding our AWP business during fiscal year 2008 and that there are no prolonged interruptions in the operations of any other of our amusement centers or any other unforeseen adverse event that might critically test our financial resources.

Notwithstanding other matters that might affect our fiscal year 2008 AWP expansion plans, we will manage such expansion based on the availability of excess cash flow from our consolidated operations. Accordingly, those plans will be altered or even suspended outright depending on the availability of sufficient cash flow. Also, as described below, in August 2007, we renegotiated a $350,000 bank credit facility that had expired on April 30, 2007; and in October 2007, certain related parties holding promissory notes payable in the cumulative amount of $1,302,000 agreed to exchange those notes for new notes that mature on May 2009. With the exception of possibly financing the acquisition of a dog track in Corpus Christi, which was described previously, we presently do not have any plans to issue additional equity or debt securities for the purpose of raising working capital. However, we may do so in the future provided such financing is available, can be made under commercially reasonable terms and is complementary to our long-term business plan.

Cash Flows for Fiscal Years 2007 and 2006

Our condensed consolidated net cash flows for fiscal years 2007 and 2006 were as follows.

	Fiscal Year
	2007	2006	Change
Net cash provided by (used in):
Operating activities	$(238,094)	$10,985	$(249,079)
Investing activities	(2,625,632)	(3,531,341)	905,709
Financing activities	(627,271)	10,120,782	(10,748,053)
Net increase (decrease) in cash and cash equivalents	$(3,490,997)	$6,600,426	$(10,091,423)

The significant changes in our cash flows for fiscal year 2007compared to fiscal year 2006 are discussed below.

Operating activities. Cash flows from operating activities are affected by our results of operations (net income (loss) adjusted for non-cash credits and charges) and from the changes in the assets and liabilities that support such operations. The components of the approximate $249,000 decrease in net cash provided by operating activities during fiscal year 2007 are shown in the following table.

	Fiscal Year
	2007	2006	Change

Net cash provided by (used in) operations	$169,034	$(120,416)	$289,450
Increase (decrease) in cash from net change in operating assets and liabilities	(407,128)	131,401	(538,529)
Net cash provided by operating activities	$(238,094)	$10,985	$(249,079)

Historically, our cash flow from operations had been provided by our bingo supply business, which cash flow in fiscal year 2007 was essentially unchanged from fiscal year 2006. The improvement in cash flow from consolidated operations for fiscal year 2007 is attributable primarily to the fact that we used approximately $226,000 less cash in our AWP operations and for corporate overhead purposes during fiscal year 2007 than in the prior year. The net decrease in cash flow resulting from the changes in operating assets and liabilities during fiscal year 2007 was primarily due to the payment of income taxes payable related to fiscal year 2006 and an increase in income taxes receivable related to the carryback of net operating losses incurred in fiscal year 2007. Additionally, $250,000 of restricted cash associated with our Ace Advantage Card liability was released to us during fiscal year 2007.

Investing Activities. The decrease in net cash used in investing activities during fiscal year 2007 was attributable primarily to a decrease in the acquisition of capital assets for our AWP business, which in turn was the result of suspending our expansion plans after the Attorney General issued his opinion in March 2007.

  Financing Activities. Financing activities for fiscal year 2007 consisted entirely of repaying debt and capital lease obligations. As described above, in fiscal year 2006, we raised approximately $10,121,000 from the issuance of certain equity and debt securities, net of related issuance costs and repayments of debt and capital lease obligations.

Current Indebtedness and Lease Obligations

As of October 28, 2007, we had outstanding two promissory demand notes payable to our chief executive officer and chief operating officer in the cumulative amount of approximately $653,000 inclusive of accrued and unpaid interest. The notes and accrued interest were payable in full on November 11, 2007. As of October 28, 2007, we also had outstanding a promissory demand note payable to our chairman of the board in the approximate amount of $649,000 inclusive of accrued and unpaid interest. This note and accrued interest were payable in full on January 20, 2008. On October 28, 2007, we exchanged new non-demand notes maturing May 3, 2009 with each of these related parties in the cumulative amount of $1,302,000. The notes are described in more detail in Note 11, “Long-term Debt,” and Note 17, “Transactions with Related Parties,” to our consolidated financial statements included in this annual report on Form 10-K.

In August 2007, we completed the revision of a bank credit facility that had expired on April 30, 2007. The revised credit facility expires on April 30, 2008, and outstanding borrowings at any time are limited to the lesser of $350,000 or an amount based on our eligible inventory and eligible accounts receivable, as such terms are defined in the credit facility. Borrowings under the credit facility are payable on demand and bear variable-rate interest indexed to the prime lending rate (as quoted in The Wall Street Journal from time to time) plus 1%, which interest is payable monthly. Outstanding obligations under the credit facility are secured by certain of our inventory, accounts receivable and intangible assets and are guaranteed by us, Goodtime and one of our officers/common stockholders. The financial covenants include minimum net worth (based on the net worth of K&B, which is the legal borrower under this facility), current ratio and debt-service coverage ratio tests. There are no commitment fees or compensating balances associated with the credit facility. We currently have not borrowed any funds under this credit facility.

As of October 28, 2007, we had future minimum lease payments of approximately $3,288,000 due under capitalized lease obligations and operating leases, of which approximately $255,000 was payable either directly or indirectly to two of our executive officers/common stockholders. These obligations are described in more detail in Note 12, “Leases,” and Note 17, “Transactions with Related Parties,” to our consolidated financial statements included in this annual report on Form 10-K.

Other Sources and Uses of Cash

Effective March 11, 2007, we became liable to the holders of our Series A Preferred Stock to pay dividends to them of $40,300 for each 30-day period (pro rated for periods of less than 30 days) from said date to the date a registration statement we initially filed with the SEC in November 2006 becomes effective. The registration statement was filed principally for the purpose of registering the common shares into which the Series A Preferred Stock will be automatically converted upon the effectiveness of the registration statement. As of October 28, 2007, we had accrued dividends through the date we currently believe the registration will become effective of approximately $427,000 associated with this financial obligation. Approximately $145,000 of the accrued dividends are unpaid. This financial obligation and the Series A Preferred Stock generally are described in more detail in Note 15, “Capital Stock,” to our consolidated financial statements included in this annual report on Form 10-KSB.

As noted previously, in May 2007, we completed a significant expansion of our first gaming amusement center in Ft. Worth, Texas at a total cost of approximately $440,000 (excluding AWP machines and other personal property), of which amount approximately $125,000 will be reimbursed to us through reductions in future rentals due under the lease agreement for this facility.

In April 2007, we exercised our early termination option and vacated a leased facility in San Antonio due to regulatory reasons. The lessor of that facility claims our exercise of the termination option was invalid and on December 27, 2007 filed a lawsuit in Bexar County alleging that we breached the lease. Although the suit does not list damages sought by the landlord, he had previously sent us a written demand for damages of approximately $319,000. We have been advised by our legal counsel that the likelihood of any damages being awarded by a court is unlikely. Our termination of this lease and the related litigation are described in more detail in Part I, Item 3, “Legal Proceedings.”

We currently have firm plans to open two new amusement centers in Ft. Worth during March 2008 and to expand our amusement center in Corpus Christi during April 2008. All of these centers are located in leased facilities such that the capital costs associated with opening/expanding these centers are limited to utilitarian improvements to those facilities (e.g., carpeting, paint and cabling for the machines and back-office systems) and certain personal property, with the exception of the gaming machines. We currently estimate that the total cost to open/expand the three centers will be approximately $220,000, net of a $40,000 build-out allowance from the landlord of the Corpus Christi facility.

Subject to legal developments and our financial resources, we also plan to open an additional six new amusement centers during fiscal year 2008. Our current budget to open one of these “generic” centers, which will be located in leased facilities, is approximately $350,000, exclusive of the AWP machines that will be deployed in those centers. However, the actual cost to open each center will vary depending on the size and condition of the leased facility and landlord build-out allowances we might receive, if any.

In order to meet all of the objectives of our fiscal year 2008 AWP expansion plan, we would need to purchase a certain number of machines costing approximately $2.3 million, in addition to our current inventory of owned gaming machines and the machines we believe we can license from other vendors. We have had discussions with a company that financed certain gaming machines for us in fiscal year 2006, and they have expressed a willingness to finance additional machines for us in the future. However, to date, we have not had any formal negotiations respecting the number of machines or the other principal terms of a financing arrangement with this or any other entity.

As of January 15, 2008, approximately 15% of the 325 gaming machines we had in operations were provided to us by a vendor under a licensing agreement. Pursuant to this agreement, the vendor provides us with machines and games for a fixed percentage of the net revenue generated by those machines and games. Like our own machines, these machines can only be played with our Ace Advantage Card and are otherwise modified to comply with applicable Texas law. On October 25, 2007, we entered into a letter of intent with another vendor to also provide machines and games to us under a similar licensing agreement. The license fees payable under this agreement are also based on a percentage of the net revenue generated by these machines, subject to incremental increases if certain levels of net revenue are achieved. We are obligated to deploy a minimum of 100 of this vendor’s machines when they have been successfully modified to operate with our back-office and redemption systems and comply with applicable Texas law, which we currently expect to happen sometime during the second quarter of fiscal year 2008. There are no significant long-term financial obligations associated with either of these agreements.

In addition to the capital requirements discussed above regarding the in-process and possible other expansion of our AWP business, our preliminary capital budget for fiscal year 2008 includes approximately $127,000 primarily for vehicles for K&B’s service staff and computer equipment. With the exception of agreements with certain contractors to perform the build-out work at the new Ft. Worth centers and an order for AWP machines costing approximately $450,000, we currently do not have any other significant commitments to purchase any of the capital assets discussed above, and we will manage our future capital expenditures based on operational needs, the progress of our AWP expansion plans and on our existing available cash and projected cash flow from operations.

Critical Accounting Policies

Our discussion and analysis of our results of our operations and financial position are based upon our consolidated financial statements and the information used to prepare them. Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States and require us to make estimates and judgments that affect the reported amounts of our assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. We base our estimates and judgments on our historical experience, knowledge of current conditions and our beliefs of what could occur in the future considering the pertinent and available information. Actual results may differ materially from these estimates under different assumptions or conditions.

Critical accounting policies are defined as those accounting policies and related estimates that are reflective of significant judgments and uncertainties that potentially can result in materially different results under different assumptions and conditions. The application of our critical and significant accounting policies are disclosed in Note 4, “Summary of Significant Accounting Policies,” Note 9, “Share-Based Compensation,” and Note 13, “Income Taxes,” to our consolidated financial statements included in this annual report on Form 10-KSB.

Income Taxes

Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes,” establishes financial accounting and reporting standards for the effect of income taxes. The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax assets and liabilities for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. Significant judgment is required in assessing the future tax consequences of events that have been recognized in our financial statements or tax returns. Variations in the actual outcome of these future tax consequences could materially impact our financial position, results of operations, or cash flows. Beginning in the first quarter of our fiscal year 2008, accruals for tax contingencies, if any, will be recognized in accordance with Financial Accounting Standard Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.”

Share-Based Compensation

For all reporting periods prior to October 28, 2007, our only share-based compensation plan related to the one-time grant on October 4, 2006 of approximately 1.1 millions shares of restricted common stock to certain of our executive officers, certain employees and all of our non-employee directors. We estimated that the fair value of the restricted common stock was $5.00 per share (or approximately $5.6 million in total), which fair value was based on the sales price per share of 1.612 million shares of nonredeemable convertible preferred stock we sold on October 11, 2006 in conjunction with our acquisition of Goodtime (the Series A Preferred Stock). The restricted common stock was granted in exchange for certain profit interests such officers, employees and non-employee directors held in Goodtime prior to our acquisition of Goodtime on October 4, 2006. We accounted for the exchange as a modification of an award pursuant to SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R), which we adopted concurrent with the exchange. To date, our common stock has never been publicly traded. Accordingly, we based our fair value estimate of the restricted common stock on the sales price per share of the Series A Preferred Stock because the preferred stock automatically converts into an equal number of common stock shares upon the effectiveness of this registration statement, the holders of the preferred stock are not entitled to regular dividends and the grant of the restricted common stock and the issuance of the Series A Preferred Stock were both directly associated with our acquisition of Goodtime.

On March 8, 2007, a majority of our common stockholders approved the Aces Wired, Inc. 2007 Stock Incentive Plan (the 2007 Stock Incentive Plan), which plan provides for the granting of common stock and cash based awards, including stock options, to our employees, non-employee directors and other persons providing goods and services to us. We will account for the grants of awards made under the 2007 Stock Incentive Plan in accordance with SFAS 123R, which replaced SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), and superseded Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25). SFAS 123R requires that all share-based payments to employees, including grants of stock options to employees, be recognized as compensation cost in the financial statements based on their fair values. SFAS 123R also requires that the realized excess tax benefits associated with these share-based payments be classified as financing activities in the statement of cash flows rather than as operating activities as was the practice under SFAS 123 and APB 25. Prior to our adoption of SFAS 123R, we accounted for the profit interests as liability awards pursuant to SFAS 123, but had not recognized any compensation expense prior to the modification.

SFAS 123R requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of such awards generally on the dates they are granted. The fair value of a share of nonvested stock awarded to an employee is measured at the market price (or estimated market price, if the stock is not publicly traded) of a share of the same stock as if it were vested and issued on the grant date. The fair value of the awards of stock options is estimated using option-pricing models. The resultant cost is recognized as compensation cost over the period of time during which an employee is required to provide services to the company (the service period) in exchange for the award, the service period generally being the same as the vesting period of the award.

The fair values of our stock options will be estimated using the Black-Scholes-Merton option-pricing model. This option-pricing model requires us to make several assumptions regarding the following key variables used in the model to calculate the fair value of the stock options. We presently expect that our stock options will be granted with at-the-money exercise prices.

•	The risk-free interest rate will be based on the U.S. Treasury yield curve in effect for the expected lives of the options at their dates of grant.

•	The dividend yield will initially be zero percent as we have never paid nor do we intend to pay dividends on our common stock in the foreseeable future.

•
The expected lives of stock our options will initially be determined using the “simplified” method prescribed in the SEC’s Staff Accounting Bulletin No. 107 (SAB 107) as we expect our options to be “plain vanilla options,” as such term is defined in SAB 107, and we have no historical experience upon which to otherwise reasonably estimate such expected lives.

•
The volatility of an entity’s common stock is the most critical assumption used in calculating the fair value of stock options. For entities who have little if any trading history for their common stock, like us, SFAS 123R allows such entities to use a volatility factor based on the average volatilities of similar entities and for periods of time approximating the expected terms of the stock options (until such time that an entity has sufficient historical information with which to reasonably estimate the volatility of its own common stock). For purposes of identifying similar entities, an entity considers characteristics such as industry, stage of life cycle, size and financial leverage. Because of the effects of diversification that are present in an industry sector index, the volatility of an index cannot be substituted for the average of volatilities of otherwise similar entities in a fair value measurement.

Compensation cost is recognized only for those options and other equity and liability awards that are expected to vest. Although certain nonvested shares of restricted stock granted to two of our non-employee directors and one of our employees were eventually forfeited, we consider such forfeitures to be unusual events, and due to our lack of broader historical experience in this area, we will initially assume that all future awards will vest unless actual experience indicates otherwise. The compensation cost associated with stock options and other equity and liability awards with cliff vesting terms will be recognized over the requisite service period on a straight-line basis. The compensation cost associated with stock options and other equity and liability awards with graded vesting terms is recognized over the requisite service period using the graded vesting attribution method, whereby each separately vesting portion of the award is recognized on a straight-line basis as if the award was in-substance, multiple awards. In addition to service conditions, equity and liability awards granted under the 2007 Stock Incentive Plan may also include performance or market conditions.

Grants of share-based awards under the 2007 Stock Incentive Plan will be made from our authorized and unissued common shares and treasury stock, if any. No awards were granted under the 2007 Stock Incentive Plan as of October 28, 2007.

Impairment of Long-Lived Assets, Including Goodwill

On March 6, 2007, the Attorney General of Texas issued an opinion that amusement-with-prize machines that record a player’s winnings on a stored-value debit card are illegal in Texas. As a consequence of this opinion, we closed our gaming amusement centers in Corpus Christi, Nueces County, Texas on March 8, 2007 and in Killeen, Bell County, Texas on March 19, 2007. We were also notified in March 2007 by authorities in Amarillo, Potter County, Texas of the county’s intent to file a nuisance (or civil) action against us for the purpose of determining whether our AWP gaming machines constitute illegal gambling devices and/or gambling paraphernalia under Texas law. As discussed previously, we were able to reopen the Corpus Christi amusement center in June 2007, and we abandoned the Killeen amusement center in October 2007. Under the terms of an agreement with Potter County, we continued to operate the Amarillo center until November 8, 2007 when the nuisance action was filed.

SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (SFAS 144) and SFAS No. 142, “Goodwill and Other Intangible Assets,” (SFAS 142) require an entity to test the carrying values of its long-lived assets, including intangible assets and goodwill, whenever events and circumstances indicate that such long-lived assets might be impaired. The first step of the impairment test under SFAS 144 is to determine whether the expected future undiscounted cash flow resulting from the direct use of the long-lived asset (or “asset group,” which can include goodwill) being tested exceeds the carrying value of the long-lived asset (asset group). If the carrying value of the long-lived asset (asset group) is not recoverable (i.e., the undiscounted cash flow is less than the carrying value), the impairment loss, if any, is measured as the difference between the fair value of the long-lived asset (asset group) and its carrying value (the second step of the test). The first step of the impairment test under SFAS 142 is to determine whether the fair value of the reporting unit to which goodwill is assigned exceeds the carrying value of the reporting unit. If the fair value of the reporting unit is less than its carrying value, goodwill is considered to be impaired. The second step of the SFAS 142 test is to allocate such fair value (the “purchase consideration”) to the tangible and intangible assets and liabilities of the reporting unit in a manner essentially the same as that prescribed under SFAS 141, “Business Combinations.” The recognized impairment loss is the difference between the carrying value of goodwill and its adjusted, or “implied,” basis resulting from the allocation of the reporting unit’s fair value to its other tangible and intangible assets and liabilities.

In light of the adverse events resulting from the opinion issued by the Attorney General, we tested the carrying values of our long-lived assets, including intangible assets subject to amortization and goodwill, in accordance with the applicable guidance provided in SFAS 144 for long-lived assets to be held and used. The tests were performed for the long-lived assets (asset group) in use and under development as of October 28, 2007. The asset group in use was comprised principally of the following:

•	The four gaming amusement centers in operations as of October 28, 2007;

•	Goodwill assigned to our AWP reporting unit (which reporting unit for the purpose of the SFAS 144 test was considered to be the asset group); and

•	Intangible assets subject to amortization and certain other long-lived assets that are specific to our AWP business segment and were in use as of October 28, 2007.

The asset group under development was comprised of spare gaming machines we either own or were acquired under capitalized lease obligations and related back-office systems we had as of October 28, 2007, which we have and/or intend to deploy as follows.

•
Based on customer demand, we plan to increase the number of machines in our first Ft. Worth amusement center to 180 machines by the end of fiscal year 2008 (there were 80 machines operating in that center at the end of December 2007);

•	We have deployed 115 machines in two new gaming centers we opened in December 2007;

•	We will deploy 125 machines in two new gaming centers we expect to open by March 2008 (we have entered into lease agreements for and are currently making tenant improvements to those facilities); and

•	We have and/or will deploy 125 machines in four bingo halls in Texas (the “satellite” centers) pursuant to a licensing program we began in November 2007.

Our SFAS 144 impairment test assumes there are eight of our own amusement centers and the four satellite centers with up to 675 gaming machines in operation at various times over periods of approximately five years, which periods approximated the expected remaining useful life of the gaming machines (the “primary asset,” as defined in SFAS 144) as of October 28, 2007. Subsequent to the temporary closure of the Amarillo center and the opening of the two new centers mentioned previously, we were operating 275 machines in five amusement centers as of December 31, 2007. The expected future AWP operations used in our SFAS 144 impairment test were limited to the number of AWP machines we had either in operations at our existing amusement centers or inventory as of October 28, 2007 together with the two amusement centers we have since opened and other fiscal year 2008 expansion plans for which we currently have or have made firm commitments. Further, our SFAS 144 impairment test does not include the revenue and expense associated with AWP machines and games licensed to us by certain vendors.

Our SFAS 144 impairment test is based in large part on numerous assumptions and estimates about our future results of operations. The forward-looking information set forth in the tables below is solely for the purpose of presenting certain of those assumptions and results of the SFAS 144 impairment test and should not be relied upon for any other purpose. The assumptions and estimates underlying such forward-looking information reflect assumptions and estimates that management believes to be reasonable as of the date of this annual report; however, those assumptions and estimates are subject to numerous risks and uncertainties, including the risks set forth under the heading “Risk Factors” and the others risks discussed elsewhere in this annual report. The results for the future periods presented in the [pro forma] table will vary, perhaps materially and adversely, from the information set forth below. The following should be read in conjunction with the information under the headings “Risk Factors”, “Forward-Looking Statements” and “Management’s Discussion and Analysis or Plan of Operations” included elsewhere in this annual report on Form 10-KSB.

The undiscounted cash flows used in the SFAS 144 impairment tests were probability-weighted expected cash flows. These cash flows were substantially derived from our historical operating results, current business plan and market forecasts and, due to our limited historical AWP operations and the legal uncertainties currently clouding our AWP business, were discounted based on management’s assessments that our gaming centers and the satellite centers remain open and a certain level of net revenue is realized at each of those centers. Based in part on the advice of legal counsel, we assessed probabilities that a particular center remained open throughout the test period, which probabilities are illustrated in the pro forma table below. We assessed a probability of 90% to all of the centers (including one of the satellite centers) that are or will be located in a Texas municipality in which we have peacefully conducted our AWP operations since December 2005. We assessed a probability of 75% to one of our other existing centers that is currently in operations where we previously encountered legal actions. For all of the other centers (including three of the satellite centers) where we are currently facing legal action and/or have limited or no experience with local authorities regarding their tolerance of our AWP operations, we assessed a probability of 50% that such centers would remain open throughout the test period.

Certain of the other key assumptions and results of our SFAS 144 impairment test are summarized in the [pro forma] table below. The actual amounts for the existing amusement centers for the 52-week period ended October 28, 2007 are presented solely for the purpose of comparing our historical cash flow to our estimated future cash flow from AWP operations for those particular centers. The pro forma calculations for the existing centers, with the exception of the Amarillo center, include the periods beginning with the first fiscal quarter of 2008 through the remaining expected useful life (five years) of the gaming machines expected to be eventually deployed at those centers, which varies depending on when the machines were originally placed into operation. The Amarillo center is assumed to reopen in July 2008. The pro forma period for each of the new amusement centers and the satellite centers is generally five years beginning in the month such centers actually opened or are currently expected to open. The pro forma periods collectively end at various dates beginning in May 2011 through November 2013.

	Actual
	52-week period ended October 28, 2007
					Per machine day
	Weighted			Cash flow		Cash flow
Existing amusement centers	average # of machines (a)	Machine days	Net revenue	before interest (b)	Net revenue	before interest (b)
Open centers
#1	55	19,967	$1,789,418	$565,612	$89.62	$28.33

#2	43	15,736	1,371,115	572,630	87.13	36.39

#3	25	9,044	821,837	224,203	90.87	24.79
Total open centers	123	44,747	3,982,370	1,362,445	89.00	30.45

Temporarily closed center
#1	49	17,850	1,086,522	139,153	60.87	7.80
Total existing centers	172	62,597	5,068,892	1,501,598	80.98	23.99

Permanently closed (two) centers	19	6,860	617,753	83,689	90.05	12.20
		69,457	$5,686,645	1,585,287	81.87	22.82
AWP segment administrative expenses (c)				(2,084,316)
Net cash flow before interest - actual				$(499,029)

(a)	Weighted average number of machines is based on the number of machine days operated during the period.

(b)
Under SFAS 144, the recoverability of the carrying value of long-lived assets is dependent on the undiscounted cash flow “expected to arise as a direct result of the use . . . of the asset (asset group)” being tested, which cash flow oftentimes excludes expenditures for capital assets (other than the replacement and/or future development of the assets being tested, if any) and interest payments. The following is a reconciliation of our actual cash flow before interest from our AWP operations and the net loss before income taxes we recognized for that business segment for the 52-week period ended October 28, 2007. We do not allocate corporate overhead or income taxes to our operating segments.

Loss before income taxes	$(2,285,438)
Noncash adjustments:
Depreciation and amortization	988,496
Abandonment losses	458,418
Share-based compensation	126,216
Amortization of prepaid rent and game license fees	90,390
Other, net	(9,329)
Total noncash adjustments	(631,247)
Addback interest expense	132,218
Net cash flow before interest from AWP operations	$(499,029)

(c)	We do not allocate administrative expenses to our amusement centers for internal financial and management reporting purposes.

	Pro forma
	Approximate five-year periods
			Probability-weighted expected amounts
	Weighted				Per machine day
Existing amusement centers	average # of machines (a)	Machine days	Net revenue (b)	Cash flow (c)	Net revenue (b)	Cash flow

Open centers (probability center remains open)
#1 (90%)	136	298,011	$20,801,438	$8,170,544	$69.80	$27.42

#2 (75%)	53	76,860	4,994,023	1,765,093	64.98	22.97

#3 (90%)	22	32,480	2,822,741	634,748	86.91	19.54
Total open centers	185	407,351	28,618,202	10,570,385	70.25	25.95

Closed centers (probability center remains open)
#1 (50%)	35	51,700	1,480,324	307,121	28.63	5.94
Total existing centers	209	459,051	30,098,526	10,877,506	65.57	23.70

New centers (probability center remains open)
#1 (50%)	39	85,659	5,782,703	2,768,400	67.51	32.32

#2 (90%)	32	70,000	4,785,323	996,699	68.36	14.24

#3 (90%)	42	91,350	6,256,716	1,224,354	68.49	13.40

#4 (90%)	62	137,025	9,387,719	3,494,243	68.51	25.50
Total new centers	175	384,034	26,212,461	8,483,696	68.26	22.09

Satellite (four) centers (67% weighted average probability all centers remain open (d))	104	228,375	3,966,054	1,513,127	17.37	6.63

Total all centers	488	1,071,460	$60,277,041	20,874,329	56.26	19.48

AWP segment administrative expenses (e)				(7,171,380)
Net undiscounted cash flow - pro forma				$13,702,949

(a)	Weighted average number of machines is based on the number of machine days operated in the period and a 364/371-day fiscal year, as applicable.

(b)
Our estimates of pro forma net revenue and net revenue per machine day are based on our historical operating results, current business plan and market forecasts. Due to our limited operating experience and the significant increase in the number of AWP machines and amusement centers assumed in our SFAS 144 impairment test, we estimated a range of net revenue amounts for each center considering the market in which the center is (will be) located and the number of machines deployed at each center. We then assessed a probability of realizing each of the amounts in the range, with the highest probabilities generally assigned to the lowest estimated amount. Additionally, we took into account our past positive correlation between advertising and promotional expenditures and customer traffic (and consequently net revenue) at our existing amusement centers. Our pro forma projections assume expenditures of approximately 10.4% of net revenue annually for advertising and promotions (20% in year one for our new amusement centers), which we believe will help us achieve the pro forma net revenue estimates. While we believe these probability-weighted expected estimates are reasonable, we currently have limited experience upon which to gauge the accuracy of those estimates, particularly respecting the success of the new amusement and satellite centers and the assumed increase in the number of machines deployed in one of our existing centers to 180 machines from the 80 machines in operations there at the end of December 2007.

(c)
Pro forma cash flow for each of the existing and new amusement centers and the satellite centers was comprised principally of cash flow from operations, but also included capital expenditures for improvements for the new amusement centers (e.g., build-out costs) and the end-of-lease purchase of certain machines we acquired under capital leases in fiscal year 2006. Pro forma operating expenses for the existing and new amusement centers were based in part on historical experience, existing facility lease and game license agreements and our current operating plan and budgets. Pro forma operating expenses for the satellite centers, including revenue sharing, were based on the terms of the respective license agreements. Additionally, certain of our more significant operating expenses, such as facility rent expense and game and back-office license fees, increase or decrease with the net revenue we generate from the AWP machines.

(d)	Based on the probability-weighted expected cash flow for each of the four centers.

(e)	Total pro forma administrative expenses are probability-weighted amounts based on the simple average of the cumulative probabilities that the existing and new amusement centers remain open.

Under our SFAS 142 impairment test of goodwill, the fair value of the AWP reporting unit was determined using the income approach valuation technique and unobservable inputs as defined in SFAS 157, ”Fair Value Measurements.” The discounted cash flows used in this test were based substantially on the undiscounted probability-weighted expected cash flows we used in our SFAS 144 impairment test, with the only significant change in assumptions being that the SFAS 142 test assumed replacement of the gaming machines (and thus additional net cash flow) over the same approximate five-year periods we used in the SFAS 144 test. Additionally, because a crux of this test was to determine the fair value of the AWP reporting unit, or business enterprise, the cash flows used in the SFAS 142 impairment test included certain cash flows not applicable to our SFAS 144 impairment test, such as debt service payments specific to the AWP reporting unit and income taxes.

Based on the results of our SFAS 144 and SFAS 142 impairment tests, management concluded that as of October 28, 2007, the carrying values of our long-lived assets associated with our AWP gaming business, including intangible assets subject to amortization, were recoverable and our goodwill was not impaired. However, our assessments of the recoverability of the long-lived assets and the impairment of the goodwill assigned to our AWP reporting unit are susceptible to changes over time in the critical estimates and assumptions we used in arriving at those conclusions.

The critical estimates and assumptions used in our impairment tests are the number of machines we place into revenue service, the net revenue generate from those machines and the probabilities that our existing and new amusement centers remain in operation. As of October 28, 2007, we had either in operation or inventory all of the amusement machines that we assumed will be deployed in our SFAS 144 impairment test. The only significant incremental costs of placing an AWP machine into operations are contingent rentals (if any) based on the net hold generated by the machine and game license fees. Accordingly, almost all of the incremental net revenue earned by placing a machine into operation is realized as contribution toward the other operating and administrative expenses associated with our AWP business and the recoverability of those long-lived assets that do not directly generate cash flow, such as the intangible assets subject to amortization and goodwill. Our impairment tests assume that we are able to profitably and without prolonged and/or permanent interruptions conduct our AWP business in Texas. While we believe the assumptions and estimates we used in our SFAS 144 and SFAS 142 impairment tests are reasonable based on the relevant information currently available to us, those estimates and assumptions may prove inaccurate.

AWP gaming is not a state regulated industry in Texas, and the interpretation and enforcement of laws and regulations associated with gambling and/or gambling devices is generally done at the local (usually county) level. Accordingly, while our AWP operations might for the moment be considered compliant with applicable law in certain counties, there are no assurances we will not face future legal action in those and/or other Texas counties where we conduct our AWP business. In the event we are forced to cease operations of all or substantially all of our AWP amusement business in Texas for a prolonged period or permanently and are unable to profitably deploy our amusement machines in markets outside of Texas, we could incur impairment losses in the future. The following table illustrates a range of possible impairment losses we would incur under SFAS 144 and SFAS 142 if: 1) we are unable to reopen the Amarillo amusement center; or 2) we are forced to abandon altogether our AWP business operations in Texas and are unable to successfully expand those operations outside of that state. The amounts in the table are as of October 28, 2007 and do not assume salvage values for any of the personal property associated with our AWP business segment as we believe such amounts would not be significant.

Carrying
value
Amarillo amusement center (*)	$202,977

AWP machines	2,811,630

Goodwill	2,913,522

Intangible assets subject to amortization	1,144,765

Other long-lived assets	1,678,657

Total long-lived assets subject to SFAS 144 and SFAS 142	$8,751,551

(*) Leasehold improvements and certain personal property other than the AWP machines deployed at that center.

Item 7. Financial Statements.

Our consolidated financial statements, accompanying notes and Report of Independent Registered Public Accounting Firm are included in this annual report on Form 10-KSB beginning on page F-1.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On October 4, 2006, our Board of Directors dismissed Hawkins Accounting (Hawkins) as our independent accountant and engaged Weaver and Tidwell, L.L.P. as our new independent accountants. During our most recent fiscal year and the subsequent interim periods through the date of Hawkins’s dismissal, there were no disagreements with Hawkins, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to Hawkins’s satisfaction, would have caused it to make reference to the subject matter of the disagreements in connection with its reports.

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

During our fiscal fourth quarter ended October 28, 2007, we did not make any changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART III

Item 9. Directors and Executive Officers of the Registrant.

Our officers and members of our board of directors are as follows.

Name	Age	Position
Kenneth R. Griffith	58	President, Chief Executive Officer and Director
Christopher C. Domijan	52	Executive Vice President, Chief Financial Officer and Secretary
Knowles B. Cornwell	55	Executive Vice President and Chief Operating Officer
Nicholas F. Holt	49	Chief Accounting Officer and Controller
Gordon T. Graves	71	Chairman of the Board of Directors
David E. Danovitch	45	Director
Michael T. Gallagher	68	Director
Martin A. Keane	71	Director
John J. Schreiber	67	Director
James J. Woodcock	69	Director

Kenneth R. Griffith - President, Chief Executive Officer and Director. Mr. Griffith is the founder of K&B Sales, Inc., d.b.a. Goodtime Action Games. Over the past 29 years he has grown K&B into a prominent bingo distributor in Texas and implemented the first player rewards program for bingo halls in Texas. Mr. Griffith was the first president of the Bingo Distributors Association of Texas. Mr. Griffith has served as a Director of the Company since October 4, 2006.

Christopher C. Domijan - Executive Vice President, Chief Financial Officer and Secretary. Prior to joining the Company, Mr. Domijan was the chief financial officer of Nevada Gold & Casinos (AMEX: UWN). During his five years with Nevada Gold & Casinos, Mr. Domijan also served as secretary and treasurer. Mr. Domijan has over twenty years of financial management experience, including nine years as chief financial officer for companies in the hospitality and financial services industries.

Knowles B. Cornwell, CPA - Executive Vice President and Chief Operating Officer. Prior to our acquisition of Goodtime, Mr. Cornwell was responsible for sales at K&B’s electronic bingo division, a position he has occupied since 1997. He is currently a member of the Texas Lottery Commission’s Bingo Advisory Committee. He is also a founding member of BKR Cornwell Jackson, a public accounting firm based in Dallas, Texas.

Nicholas F. Holt, CPA - Chief Accounting Officer and Controller. For the past seven years, Mr. Holt has served as the chief financial officer for K&B. During this time he has been instrumental in enacting improvements in inventory management, developing networks for all locations and managing the Company’s accounting and finance functions. Prior to joining K&B Sales, Mr. Holt practiced public accounting for 14 years.

Gordon T. Graves - Chairman of the Board of Directors . Mr. Graves was formerly chairman of the board and chief executive officer of Multimedia Games, Inc. (NASDAQ: MGAM). He was chief executive officer of MGAM from September 1994 until February 2003, and he remained a member of their board of directors until February 2004. During his 10-year tenure, MGAM grew its market capitalization by approximately 9,200% from $3 million to $277 million. He was first person to build the on-line lotto system and was a pioneer of interactive class II gaming. Since December 1993, and from 1989 to 1990, Mr. Graves has been the president of Graves Management, Inc., a management consulting and investment company that provides services to one of our subsidiaries. Mr. Graves has served as a Director of the Company since October 4, 2006.

David E. Danovitch - Director. Mr. Danovitch has been a partner since 2004 in the law firm Gersten Savage, LLP in New York City, where he specializes in corporate finance, securities, mergers and acquisitions, and broker-dealer regulations and compliance. Between 2002 and 2003, he served as both executive vice president and chief financial officer and president and chief executive officer for ioWave, Inc., a multinational telecommunications company. Mr. Danovitch has served as a Director of the Company since October 4, 2006 and as Chairman of the Audit Committee since September 10, 2007 .

Michael T. Gallagher - Director. Mr. Gallagher is a certified personal injury trial lawyer and a principal of The Gallagher Law Firm in Houston, Texas. He is a former president of the Texas Trial Lawyers Association. Mr. Gallagher has served on numerous government appointed committees concerning workers compensation, tenure of judges, speedy trials and grievance oversight. Mr. Gallagher has served as a Director of the Company since October 4, 2006.

Martin A. Keane - Director. Mr. Keane has served as vice president of Genetic Programming Inc., a genetic programming research company since 2000. From 1986 to present, he has worked as an engineering and management consultant in the design of several systems. From 2000 to 2004, Mr. Keane also served as a member of the board of directors of MGAM. Mr. Keane is the author of several United States patents. Mr. Keane has served as a Director of the Company since October 4, 2006.

John J. Schreiber - Director. Mr. Schreiber has worked as a gaming and security consultant since 1998 in Las Vegas, Nevada. Mr. Schreiber has served as a Director of the Company since October 4, 2006.

James J. Woodcock - Director. Since 1981, Mr. Woodcock has been the owner and chief executive officer of Hy-Bon Engineering Company, based in Midland, Texas. Hy-Bon is an engineering firm and manufacturer of vapor recovery, gas booster, and casing pressure reduction systems for the oil and gas industry. Mr. Woodcock has been a director since 2002, chairman of the Teton Energy Corp.’s Compensation Committee since 2003 and chairman of that company since February 2005. From 1997 to 2002, Mr. Woodcock was the chairman of Transrepublic Resources, a private oil and gas exploration firm located in Midland Texas. From 1996 until 2003, Mr. Woodcock was a board member and chairman of the board of Renovar Energy, a private waste-to-energy firm located in Midland Texas. Mr. Woodcock has served as a Director of the Company since October 4, 2006.

On March 9, 2007, William S. McCalmont resigned from our Board of Directors. His resignation was not the result of any disagreement with us; Mr. McCalmont simply decided to pursue other opportunities in light of the actions taken against our AWP business and our company generally that resulted from the adverse opinion issued by the Attorney General in March 2007. Mr. McCalmont was a member of our Audit Committee and had served as a director since October 4, 2006. In consideration for his past services as a director, we granted Mr. McCalmont 10,000 shares of our restricted common stock. Mr. McCalmont’s place on our Board of Directors is vacant, and we are not currently seeking a replacement for him.

On August 16, 2007, Rexford A. Yeisley, age 60 and a member of our board of directors and chairman of the audit committee since October 4, 2006, passed away. Mr. Yeisley was also our independent financial expert, and we are currently seeking his replacement.

Our Amended and Restated Articles of Incorporation provide for a maximum of 15 directors, and with the loss of Mr. Yeisley and the departure of Mr. McCalmont, our board of directors currently stands at seven members.

Code of Ethics

On March 8, 2007, a majority of our common stockholder approved the Aces Wired, Inc. Code of Business Conduct and Ethics (the Code), which establishes guidelines and standards regarding business and professional ethics and conduct for all of the officers, non-employee directors and employees of Aces Wired and each of our wholly-owned subsidiaries. The Code is available on our website at www.aceswired.com.

Item 10. Executive Compensation.

The Compensation Committee of our Board of Directors (the Compensation Committee) reviews and approves the salaries, cash and stock bonuses and benefits for our executive officers and certain key employees, as well as the other terms of employment for our executive officers. The Compensation Committee has also been appointed by the Board of Directors to administer our Aces Wired Inc. 2007 Stock Incentive Plan (the 2007 Stock Incentive Plan), which is our only active long-term equity compensation plan. Under its charter, the Compensation Committee has the authority to retain, at our expense, such independent counsel or other advisers as it deems necessary to carry out its responsibilities. For fiscal year 2007, the Compensation Committee did not use the services of a compensation consultant, but may do so in the future.

In determining compensation for our executive officers other than our chief executive officer, the Compensation Committee solicits input from the chief executive officer regarding the duties, responsibilities and performance of the other executive officers. The chief executive officer also recommends to the Compensation Committee the base salary for all our executive officers and the awards made under any long-term equity compensation plan. Occasionally, the executive officers are invited to attend meetings of the Compensation Committee; however, no executive officer attends any executive session of the Compensation Committee or is present during deliberations or determination of that executive officer’s compensation.

Annual compensation for our executive officers consists of a base salary, company contributions to their 401(k) savings plans and long-term equity-based compensation. Our executive officers are also eligible for performance-based stock and cash bonuses that may be granted under the 2007 Stock Incentive Plan. Annual compensation for the non-employee members of our board of directors consists of long-term equity-based compensation in addition to reimbursement for any expenses they might incur to attend board meetings. Our chief executive officer, who is also one of our directors, is not compensated for his services as a board member.

On March 8 2007, the Compensation Committee approved employment agreements for our chief executive officer, chief operating officer and chief financial officer, which agreements are described in more detail below. No long-term equity compensation awards were granted under the 2007 Stock Incentive Plan during fiscal year 2007 or to date.

The following table sets forth the compensation we paid to our chief executive officer and to certain of our other officers during the periods indicated.

  Summary Compensation Table

				Restricted
	Fiscal			Stock	All Other
Name and Principal Position	Year	Salary (a)	Bonus	Awards (b)	Compensation (c)	Total

Kenneth R. Griffith -	2007	$350,000	$-	$-	$7,750	$357,750
President, Chief Executive Officer and Director	2006	388,235	62,000	-	7,500	457,735

Knowles B. Cornwell -	2007	350,000	-	-	7,750	357,750
Executive Vice President and Chief Operating Officer	2006	378,235	78,000	-	7,500	463,735

Christopher C. Domijan -	2007	230,000	-	262,030	77,950	569,980
Executive Vice President, Chief Financial Officer and Secretary	2006	167,083	-	1,327,341	-	1,494,424

Nicholas F. Holt -	2007	150,000	-	262,030	4,238	416,268
Chief Accounting Officer and Controller	2006	138,448	33,000	1,327,341	4,148	1,502,937

Michael L. Roerick -	2007	120,000	-	24,158	-	144,158
Chief Technology Officer	2006	120,000	-	78,760	-	198,760

(a)
Effective April 1, 2007, each of the named persons above agreed to defer the payment of 10% of their respective base annual salaries to help defray the legal fees we are incurring to litigate those matters discussed previously that resulted from the opinion issued by the Attorney General of Texas in March 2007. As of October 28, 2007, we had accrued the following obligations related to these deferrals, which amounts are not subject to interest or any other time-value related adjustment.

Griffith	Cornwell	Domijan	Holt	Roerick	Total

$20,412	$20,412	$13,417	$8,750	$7,000	$69,991

(b)
Amounts represent compensation expense recognized pursuant to Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R). Messrs. Domijan, Holt and Roerick were originally issued profit interests in Goodtime in September 2005 and July 2006, respectively, which awards were exchanged for restricted common stock concurrent with our acquisition of Goodtime in October 2006. Messrs. Domijan and Holt each received 360,847 restricted shares, which were fully vested as of March 31, 2007. Mr. Roerick received 25,412 restricted shares, of which 12,706 shares vested on August 3, 2007. The restricted common shares, whether vested or nonvested, have the same rights as our other outstanding common shares respecting, among other things, voting and dividend rights. The exchange of the profit interests for the restricted common shares and the valuation of such common shares are described in Note 9, "Share-Based Compensation," to our consolidated financial statements included in this annual report on Form 10-KSB.

(c)
With the exception of Mr. Domijan, the amounts represent our annual contributions to the 401(k) savings accounts for each of the other named executive officers, as applicable. Other compensation for Mr. Domijan in fiscal year 2007 represents reimbursement of relocation expenses.

Employment Agreements

On March 8, 2007, we entered into employment agreements, with Mr. Griffith and Mr. Cornwell (the Employment Agreements). The Employment Agreements provide for three-year terms, effective March 1, 2007, and guarantee Messrs. Griffith and Cornwell with annual base salaries of not less than $350,000. Under the terms of the Employment Agreements, Messrs. Griffith and Cornwell participate in all other compensation and benefits plans provided generally to all of our employees, including the 2007 Stock Incentive Plan, and provides the officers or their heirs, as applicable, with certain compensation in the event their employment with us ends prior to the expiration of the Employment Agreements due to reasons such as their death, disability or termination by us without cause.

On March 8, 2007, we entered into a new employment agreement with Mr. Domijan (the New Employment Agreement). The New Employment Agreement provides for a three-year term, effective April 1, 2007, and guarantees Mr. Domijan with an annual base salary of not less than $230,000. Under the terms of the New Employment Agreement, Mr. Domijan participates in all other compensation and benefits plans provided generally to all of our employees, including the 2007 Stock Incentive Plan, and provides him or his heirs, as applicable, with certain compensation in the event his employment with us ends prior to the expiration of the New Employment Agreement due to reasons such as his death, disability or termination by us without cause.

As part of his original employment agreement with us, Mr. Domijan received a 5% profit interest in Goodtime prior to subsequent dilution. As discussed previously, as a result of our acquisition of Goodtime on October 4, 2006, Mr. Domijan’s profit interest in Goodtime was exchanged for 360,847 shares of our restricted common stock, which shares became fully vested on March 31, 2007.

The Employment Agreements and the New Agreement are described in more detail under Item 5.02(e), “Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers; Compensatory Arrangements of Certain Officers,” in the current report on Form 8-K we filed with the SEC on March 14, 2007 and Exhibits 10.2, 10.3 and 10.4 thereto. Additional information regarding Mr. Domijan’s original employment agreement can be found at Exhibit 10.1 to the current report on Form 8-K we filed with the SEC on October 10, 2006.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

As of October 28, 2007, Mr. Roerick had 12,706 shares of nonvested common stock, all of which become fully vested on August 3, 2008. To date, there is not a public trading market for our common stock; therefore, the market value of these nonvested shares was $0 as of October 28, 2007.

With the exception of Mr. Roerick’s nonvested shares and those nonvested restricted common shares held by certain of our directors, which are described below under “Director Compensation,” there were no other equity compensation awards outstanding as of October 28, 2007.

Option Grants in Last Fiscal Year

On March 8, 2007, a majority of our common stockholders approved the 2007 Stock Incentive Plan, which is presently our only active long-term equity compensation plan. The 2007 Stock Incentive Plan allows for grants to our employees (inclusive of our executive officers), non-employee directors and other persons providing goods and services to us of restricted common stock shares, options to acquire shares of our common stock, stock appreciation rights and certain other common stock and cash based awards, as are defined in the 2007 Stock Incentive Plan. The maximum number of common stock shares for which grants may be awarded under the 2007 Stock Incentive Plan at any one time is limited to 15% of the total outstanding shares of our common stock, subject to adjustment for events such as stock dividends and stock splits. Additionally, the maximum number of common stock shares for which grants may be awarded in any one calendar year is limited to 8% of the number of common stock shares outstanding as of the first day of such calendar year. As of October 28, 2007, no awards had been granted to our executive officers, non-employee directors or otherwise under the 2007 Stock Incentive Plan. The 2007 Stock Incentive Plan is described in more detail under Item 1.01, “Entry into a Material Definitive Agreement,” in the current report on Form 8-K we filed with the SEC on March 14, 2007 and Exhibit 10.1 thereto. As of October 28, 2007, no awards had been made under the 2007 Stock Incentive Plan.

Director Compensation

The following table shows the compensation paid or accrued during our fiscal year ended October 28, 2007 to those non-employee individuals who served our directors during that year.

	Fees
	Earned or	Restricted
	Paid In	Stock	Other
Name (a)	Cash (b)	Awards (c)	Compensation (d)	Total
Gordon T. Graves - Chairman of the Board	$-	$-	$-	$-
David E. Danovitch	1,187	157,630	-	158,817
Michael T. Gallagher	-	157,630	-	157,630
Martin A. Keane	2,660	157,630	24,461	184,751
William S. McCalmont	-	1,684	-	1,684
John J. Schreiber	867	157,630	3,472	161,969
James J. Woodcock	2,516	157,630	-	160,146
Rexford A. Yeisley	1,159	78,744	-	79,903

(a)
Another one of our directors, Mr. Kenneth R. Griffith, is not included in the table because he is also one of the named officers in the Summary Compensation Table above. Mr. Griffith does not receive any compensation, cash or otherwise, for his services as a director.

(b)
Amounts represent reimbursements we made to our directors for out-of-pocket expenses they incurred in connection with their attendance at meetings of our board of directors during fiscal year 2007. Our directors do not otherwise earn any cash compensation in connection with serving on our board of directors.

(c)
Amounts represent compensation expense recognized pursuant to SFAS 123R. Upon our acquisition of Goodtime in October 2006, our non-employee directors, with the exception of Mr. Graves, were each granted 50,824 shares of restricted common stock in exchange for the profit interests in Goodtime they were originally granted in July 2006. With the exception of Mr. McCalmont, all of the vested shares in table below vested on August 3, 2007. All of the nonvested shares vest on August 3, 2008.

	Number of Restricted Common Shares
	Granted	Vested	Nonvested	Forfeited
David E. Danovitch	50,824	25,412	25,412	-
Michael T. Gallagher	50,824	25,412	25,412	-
Martin A. Keane	50,824	25,412	25,412	-
William S. McCalmont	50,824	10,000	-	40,824	(e)
John J. Schreiber	50,824	25,412	25,412	-
James J. Woodcock	50,824	25,412	25,412	-
Rexford A. Yeisley	50,824	25,412	-	25,412	(f)

The restricted common shares, whether vested or nonvested, have the same rights as our other outstanding common shares respecting, among other things, voting and dividend rights. To date, there is not a public trading market for our common stock; therefore, the market value of these restricted shares was $0 as of October 28, 2007. The exchange of the profit interests for the restricted shares and the valuation of such shares are described in Note 9, “Share Based Compensation,” to our consolidated financial statements included in this annual report on Form 10-KSB.

(d)
Amounts represent compensation paid or accrued for consulting and other professional services. Additionally, in fiscal year 2007, a company owned by Mr. Graves billed one of our subsidiaries approximately $81,250 for management services. Mr. Graves, however, is not personally compensated under this arrangement.

(e)	Mr. McCalmont's shares were forfeited concurrent with his resignation from our board of directors in March 2007. The remaining 10,000 shares were awarded to him for his past services as a director.

(f)	Mr. Yeisley's shares were forfeited upon his passing in August 2007 pursuant to the terms of the award.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table provides the beneficial ownership known by us as of October 28, 2007 of our common stock and Series A Preferred Stock. The holders of the Series A Preferred Stock vote on all matters submitted for vote to our common stockholders and can convert their Series A Preferred Stock into our common stock on a one-for-one basis. The shares listed in the table include those common and preferred shares, as applicable, that each person has a right to acquire within 60 days following October 28, 2007 by that person’s ability to exercise options to acquire additional Series A Preferred Stock and to convert their Series A Preferred Stock into common stock. The information is presented for beneficial owners of more than 5% of our common stock and Series A Preferred Stock, and for our directors, our named executive officers and for the group comprised of all of our directors and named executive officers. We know of no persons other than those identified in the table who beneficially owned more than 5% of the outstanding shares of our common stock and Series A Preferred Stock as of October 28, 2007. The table is based on 7,921,077 shares of our common stock and 1,612,000 shares of our Series A Preferred Stock outstanding as of October 28, 2007. Each beneficial owner’s percentage ownership is determined by including common and preferred shares, as applicable, underlying that person’s options to acquire additional Series A Preferred Stock and to convert their Series A Preferred Stock into common stock currently or within 60 days following October 28, 2007, but excludes such options and the conversion of Series A Preferred Stock held by any other person. Except as noted in the table, the address for each person listed is the address of our principal executive offices located at 12225 Greenville Avenue, Suite 861, Dallas, Texas 75243.

	Shares Beneficially Owned
	Common Stock		Series A Preferred Stock
Name and Address of Beneficial Owner	Number	Percent	Number	Percent
Gordon T. Graves 1	2,997,746	35.68	480,000	28.37

Kenneth R. Griffith	2,013,541	25.42	-	-

Knowles B. Cornwell	1,234,106	15.58	-	-

Scott L. Swid 2	480,000	5.71	480,000	28.37
c/o SLS Capital, 140 West 57th, New York, NY 10019

Christopher C. Domijan	360,847	4.56	-	-

Nicholas F. Holt	360,847	4.56	-	-

RSA Capital 3	240,000	2.94	240,000	14.53
11006 Tibbs, Dallas, TX 75230

U.S. Bank, f.b.o. Brazos Micro Cap Fund 4	240,000	2.94	240,000	14.53
1555 N. Rivercenter Dr., Suite 302, Milwaukee, WI 53212

Jacob W. Doft 5	120,000	1.49	120,000	7.35
c/o Highline Capital, One Rockefeller Plaza, 30th Floor
New York, NY 10020

David E. Danovitch 6	50,824	*	-	-

Michael T. Gallagher 6	50,824	*	-	-

Martin A. Keane 6	50,824	*	-	-

John J. Schreiber 6	50,824	*	-	-

James J. Woodcock 6	50,824	*	-	-

All directors and executive officers as a group (10 persons)	7,221,207	85.96	480,000	28.37

1
The common stock and Series A Preferred Stock shares beneficially owned by Mr. Graves include 400,000 shares of outstanding Series A Preferred Stock and assume the exercise of options to acquire an additional 80,000 shares of Series A Preferred Stock.

2
Mr. Swid has voting control and investment power over the Series A Preferred Stock shares held collectively by Permal Special Situations, LTD; SLS Offshore Fund, LTD; and SLS Investors, LP. The common stock and Series A Preferred Stock shares beneficially owned by Mr. Swid include 400,000 shares of outstanding Series A Preferred Stock and assume the exercise of options to acquire an additional 80,000 shares of Series A Preferred Stock.

3
The common stock and Series A Preferred Stock shares beneficially owned by RSA Capital include 200,000 shares of outstanding Series A Preferred Stock and assume the exercise of options to acquire an additional 40,000 shares of Series A Preferred Stock.

4
The common stock and Series A Preferred Stock shares beneficially owned by U.S. Bank include 200,000 shares of outstanding Series A Preferred Stock and assume the exercise of options to acquire an additional 40,000 shares of Series A Preferred Stock.

5
Mr. Doft has voting control and investment power over the Series A Preferred Stock shares held collectively by Highline Capital International, Ltd.; Highline Capital Partners QP, LP; and Highline Capital Partners, LP. The common stock and Series A Preferred Stock shares beneficially owned by Mr. Doft include 100,000 shares of outstanding Series A Preferred Stock and assume the exercise of options to acquire an additional 20,000 shares of Series A Preferred Stock.

6
As of October 28, 2007, 25,412 of the shares were vested, and the remaining 25,412 shares vest on August 3, 2008. Messrs. Danovitch, Gallagher, Keane, Schreiber and Woodcock must be a stockholder and be one of our directors or a director of an affiliated company on each vesting date for their respective vesting increments to occur. Messrs. Danovitch, Gallagher, Keane, Schreiber and Woodcock may vote their entire shares pending vesting and are entitled to dividends on our common stock, if any, until such time as it becomes apparent that vesting will not occur as to such shares, or any portion thereof.

*	Less than 1%.

Ms. Shahvaran and Messrs. Graves, Griffith, Cornwell, Domijan, Holt, Danovitch, Gallagher, Keane, McCalmont, Schreiber and Woodcock, and Mr. Yeisley’s estate (individually and collectively the Holder or Holders, as applicable) are a party to a Lock-Up Letter Agreement, dated September 28, 2006, whereby each stockholder agrees that, without the prior written consent of Merriman Curhan Ford & Co. (which consent may be withheld in its sole discretion), he will not during the period commencing on the date of the letter agreement and ending on the earlier of (a) 180 days after the registration statement is declared effective, or (b) two years from the date of the Lock-Up Letter Agreement (or September 28, 2008) ((a) and (b), each a Lock-Up Period) (i) directly or indirectly offer, pledge, sell, contract to sell, sell any option or contract to purchase, purchase any option or contract to sell, grant any option, right or warrant for the sale of (including, without limitation, any short sale), establish an open “put equivalent position” within the meaning of Rule 16a-1(h) under the Securities Exchange Act of 1934 (the Exchange Act), as amended, and the rules and regulations promulgated thereunder, lend or otherwise dispose of or transfer any securities of the Company currently or hereafter owned either of record or beneficially (as defined in Rule 13d-3 under the Exchange Act) by the Holders, or publicly announce the Holders’ intention to do any of the foregoing, or (ii) enter into any swap or other arrangement that transfers, in whole or in part, directly or indirectly, any of the economic consequences of ownership of any securities of the Company currently or hereafter owned either of record or beneficially (as defined in Rule 13d-3 under the Exchange Act) by the Holders, or publicly announce the Holders’ intention to do any of the foregoing, whether any such transaction described in clause (i) or (ii) above is to be settled by delivery of common stock of the Company or such other securities, in cash or otherwise ((i) or (ii), each a Disposition).

The restriction has been expressly agreed to preclude each Holder from engaging in any hedging or other transaction which is designed to or reasonably expected to lead to or result in a disposition of the Company’s common stock or securities convertible into, exchangeable, or exercisable for the Company’s common stock during the Lock-up Period, even if such securities would be disposed of by someone other than the Holder.

Item 12. Certain Relationships and Related Transactions, and Director Independence.

Loans from Officers and Stockholders

In November 2005, we borrowed approximately $620,000 from Mr. Kenneth R. Griffith, our president and chief executive officer, for working capital purposes, of which approximately $248,000 was repaid during fiscal year 2006 and the balance was converted into a 4.48% unsecured, demand promissory note payable, due November 11, 2007. On October 28, 2007, this note, together with interest of approximately $33,000 accrued on the note since its inception, was exchanged for a new 4.88% unsecured, non-demand promissory note in the amount of approximately $405,000, which matures on May 3, 2009.

In November 2005, we borrowed approximately $380,000 from Mr. Knowles B. Cornwell, our executive vice president and chief operating officer, for working capital purposes, of which approximately $152,000 was repaid during fiscal year 2006 and the balance was converted into a 4.48% unsecured, demand promissory note payable, due November 11, 2007. On October 28, 2007, this note, together with interest of approximately $20,000 accrued on the note since its inception, was exchanged for a new 4.88% unsecured, non-demand promissory note in the amount of approximately $248,000, which matures on May 3, 2009.

In January 2006, Mr. Gordon T. Graves, our chairman of the board of directors and principal stockholder, made a capital contribution of $400,000 to Goodtime. In that same month, we also issued a 4.64% unsecured, demand promissory note payable due January 20, 2008 for $600,000 to Mr. Graves, the proceeds from which were used for working capital purposes. On October 28, 2007, this note, together with interest of approximately $49,000 accrued on the note since its inception, was exchanged for a new 4.88% unsecured, non-demand promissory note in the amount of approximately $649,000, which matures on May 3, 2009.

Lease Obligations to Officers and Stockholders

We are the lessee and Mr. Griffith is the landlord for our office/warehouse facility at 11827 Judd Ct., Dallas, Texas. The minimum monthly rental under this lease is $7,500, and the lease expires October 31, 2008. During fiscal years 2007 and 2006, we paid Mr. Griffith minimum rentals of $90,000 per year pursuant to this agreement. We are also obligated under this lease to pay property taxes and insurance for this facility, which executory costs approximated $16,000 per year for fiscal years 2007 and 2006.

We are the lessee and Texaco Rd., LP is the landlord for our office/warehouse facility located at 12511 Texaco Rd., Houston, Texas. Texaco Rd., LP is a partnership that is owned by Mr. Griffith and Mr. Cornwell. The minimum monthly rental under this lease is $5,000, and the lease expires January 31, 2010. During fiscal years 2007 and 2006, we paid Texaco Rd., LP $60,000 per year pursuant to this agreement. We are also obligated under this lease to pay property taxes and insurance for this facility, which executory costs approximated $9,000 per year for fiscal years 2007 and 2006.

We are the lessee and 4967 Space Center, LP is the landlord for our office/warehouse facility located at 4967 Space Center, San Antonio, Texas. 4967 Space Center, LP is a partnership that is owned by Mr. Griffith and Mr. Cornwell. The minimum monthly rental under this lease is $3,500, and the lease expires October 31, 2008. During fiscal years 2007 and 2006, we paid Space Center, LP $42,000 per year pursuant to this agreement. We are also obligated under this lease to pay property taxes and insurance for this facility, which executory costs approximated $6,000 per year for fiscal years 2007 and 2006.

Minimum lease payments of approximately $255,000 were remaining under the above lease agreements as of October 28, 2007, not including executory costs for which we are also responsible. During fiscal years 2007 and 2006, such executory costs, which are variable in nature, approximated $31,000 per year.

Other Related Party Transactions

Graves Management, Inc. (Graves), an affiliated company owned by Mr. Graves, provides us with consulting services related to our AWP business operations, for which we incurred expenses of approximately $81,000 and $114,000 during fiscal years 2007 and 2006, respectively. The agreement may be terminated by either party by giving 30 days advance written notice. Effective April 1, 2007, Graves agreed to defer the payments due to it under this agreement to help defray the legal costs arising from the adverse opinion issued by the Attorney General in March 2007, which liability was approximately $47,000 as of October 28, 2007. Mr. Graves has never been personally compensated under this agreement.

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

10.2
Lease Agreement dated as of September, 2006 by and between registrant and Dallas High Point Centre Associates, Ltd. for certain real property located at 12225 Greenville Avenue, Suite 861, Dallas, Texas (incorporated by reference to Exhibit 10.2 to the registrant’s registration statement on Form SB-2 filed on November 8, 2006).

10.3
Lease Agreement dated as of November 1, 2003 by and between registrant and Texaco Rd., LP for certain real property located at 11827 Judd Ct., Dallas, Texas (incorporated by reference to Exhibit 10.2 to the registrant’s registration statement on Form SB-2 filed on November 8, 2006).

10.4
Lease Agreement dated as of February 1, 2005 by and between registrant and Texaco Rd., LP for certain real property located at 12511 Texaco Rd., Houston, Texas (incorporated by reference to Exhibit 10.2 to the registrant’s registration statement on Form SB-2 filed on November 8, 2006).

10.5
Lease Agreement dated as of November 1, 2003 by and between registrant and 4967 Space Center, LP for certain real property located at 4967 Space Center, San Antonio, Texas (incorporated by reference to Exhibit 10.2 to the registrant’s registration statement on Form SB-2 filed on November 8, 2006).

10.6	Aces Wired, Inc. 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on March 14, 2007).

10.7
Employment Agreement, dated March 8, 2007, by and between Aces Wired, Inc. and Kenneth R. Griffith (incorporated by reference to Exhibit 10.2 to the registrant’s current report on Form 8-K filed on March 14, 2007).

10.8
Employment Agreement, dated March 8, 2007, by and between Aces Wired, Inc. and Knowles B. Cornwell (incorporated by reference to Exhibit 10.3 to the registrant’s current report on Form 8-K filed on March 14, 2007).

10.9
Employment Agreement, dated March 8, 2007, by and between Aces Wired, Inc. and Christopher C. Domijan (incorporated by reference to Exhibit 10.4 to the registrant’s current report on Form 8-K filed on March 14, 2007).

16.1	Letter on Change in Certifying Accountant from Hawkins Accounting (incorporated by reference to Exhibit 16.1 to the registrant’s current report on Form 8-K/A filed on October 23, 2006).

21	Subsidiaries*

31.1	Rule 13a-14(a) Certification of Chief Executive Officer*

31.2	Rule 13a-14(a) Certification of Chief Financial Officer*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 Certification*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 Certification*

* Filed herewith.

Item 14. Principal Accountants Fees and Services.

We were billed by Weaver and Tidwell, L.L.P., an independent public accounting firm, for the following professional services they performed for us during the fiscal years ending October 28, 2007 and October 29, 2006.

	Fiscal Year
	2007	2006

Audit Fees - services related to the audits and reviews, respectively, of the Company’s annual and quarterly financial statements.	$116,279	$95,379

Audit-Related Fees - assurance and related services rendered in connection with the Company’s filing in fiscal year 2006 of Form 8-K related to the acquisition of Goodtime Action Amusement Partners, L.P. and Form SB-2, as amended in fiscal year 2007, related to the registration for resale of certain common stock shares.	22,400	31,500

Tax Fees - services related to income and sales tax compliance.	11,255	4,200
	$149,934	$131,079

All Other Fees. Weaver and Tidwell, L.L.P. did not provide any other services or products to the Company during fiscal years 2007 and 2006.

Our Audit Committee has established its pre-approval policies and procedures, pursuant to which the Audit Committee approved the foregoing services provided by Weaver and Tidwell, L.L.P. to the Company during fiscal years 2007 and 2006.

Signatures

Date	Signature/Title

January 28, 2008	By: /s/ Kenneth R. Griffith
Kenneth R. Griffith President, Chief Executive Officer and Director

January 28, 2008	By: /s/ Christopher C. Domijan
Christopher C. Domijan Executive Vice President, Chief Financial Officer and Secretary

January 28, 2008	By: /s/ Gordon Graves
Gordon Graves Chairman of the Board of Directors

January 28, 2008	By: /s/ David E. Danovitch
David E. Danovitch Director

January 28, 2008	By: /s/ Michael T. Gallagher
Michael T. Gallagher Director

January 28, 2008	By: /s/ Martin A. Keane
Martin A. Keane Director

January 28, 2008	By: /s/ John J. Schreiber
John J. Schreiber Director

January 28, 2008	By: /s/ James J. Woodcock
James J. Woodcock Director

Financial Statements

Aces Wired, Inc.

Consolidated Financial Statements

As of and for the 52-week Periods ended October 28, 2007 and October 29, 2006

Page

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of October 28, 2007 and October 29, 2006	F-3

Consolidated Statements of Operations for the 52-week Periods ended October 28, 2007 and October 29, 2006	F-4

Consolidated Statements of Changes in Stockholders' Equity and Partners' Capital (Deficit) for the 52-week Periods ended October 28, 2007 and October 29, 2006	F-5

Consolidated Statements of Cash Flows for the 52-week Periods ended October 28, 2007 and October 29, 2006	F-6

Notes to Consolidated Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Aces Wired, Inc.

We have audited the accompanying consolidated balance sheets of Aces Wired, Inc. as of October 28, 2007 and October 29, 2006 and the related consolidated statements of operations, changes in stockholders’ equity and partners' capital (deficit), and cash flows for the fiscal years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Aces Wired, Inc. at October 28, 2007 and October 29, 2006 and the results of their operations and their cash flows for the fiscal years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ WEAVER AND TIDWELL, L.L.P.

Dallas, Texas
January 28, 2008

Aces Wired, Inc.

Consolidated Balance Sheets

  October 28, 2007 and October 29, 2006

	October 28,	October 29,
	2007	2006

ASSETS
Current assets
Cash and cash equivalents	$3,610,045	$7,101,042
Restricted cash	90,969	308,878
Trade accounts receivable, net of provision for doubtful accounts	893,582	801,008
Inventory, net of valuation provision	789,875	879,154
Income taxes receivable	359,779	—
Prepaid expenses and other	376,017	387,297
Deferred income tax assets	95,474	53,582
Total current assets	6,215,741	9,530,961

Property and equipment, net of accumulated depreciation and amortization	5,641,223	4,569,361

Goodwill	2,913,522	2,913,522

Intangible assets, net of accumulated amortization	1,185,596	1,427,836

Other assets	222,373	104,971

Total assets	$16,178,455	$18,546,651

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Current maturities of long-term debt and capitalized lease obligations	$352,945	$646,718
Trade accounts payable	527,216	625,192
Income taxes payable	62,858	416,126
Other accrued expenses and liabilities	689,240	409,507
Total current liabilities	1,632,259	2,097,543

Long-term notes payable to related parties	1,302,002	1,247,432

Long-term debt and capitalized lease obligations, less current maturities	576,999	910,497

Deferred income tax liabilities	95,474	263,967

Other deferred liabilities and credits	290,385	—
Total liabilities and deferred credits	3,897,119	4,519,439

Commitments and contingencies

Stockholders' equity
Series A convertible preferred stock, 1,612,000 shares issued and outstanding
at 2007 and 2006 (liquidation preference of $8,205,081 as of October 28, 2007)	1,612	1,612
Common stock, 8,000,019 shares issued and 7,921,077 shares and 8,000,019
shares outstanding at 2007 and 2006, respectively	8,000	8,000
Additional paid-in capital	17,639,510	16,128,690
Accumulated deficit	(5,367,707)	(2,111,090)
Treasury stock, 78,942 shares at $.001 par value per share	(79)	—
Total stockholders' equity	12,281,336	14,027,212

Total liabilities and stockholders' equity	$16,178,455	$18,546,651

See accompanying Notes to Consolidated Financial Statements.

Aces Wired, Inc.

Consolidated Statements of Operations

For the 52-week Periods ended October 28, 2007 and October 29, 2006

	52-week Period ended
	October 28,	October 29,
	2007	2006

Revenue
Bingo supply and services	$15,166,451	$15,489,201
Gaming amusement centers	6,069,448	2,554,254
	21,235,899	18,043,455
Less promotional allowances	299,155	153,915
Net revenue	20,936,744	17,889,540

Expenses
Cost of sales - bingo supply and services	8,333,452	8,602,515
Operating expenses - gaming amusement centers
(includes share-based compensation of $126,216 and $48,316 for 2007 and 2006, respectively)	6,615,001	3,345,495
Operating expenses - bingo supply and services	3,489,855	3,600,217
Corporate overhead (includes share-based
compensation of $1,384,525 and $3,572,341 for 2007 and 2006, respectively)	4,140,157	5,945,729
Abandonment losses	458,418	22,624
Depreciation and amortization	1,218,965	736,291
Total expenses	24,255,848	22,252,871

Operating loss	(3,319,104)	(4,363,331)

Other income (expense)
Interest income	147,430	28,003
Interest expense	(186,788)	(141,048)
Other, net	(432,482)	7,463
Total other income (expense), net	(471,840)	(105,582)

Loss before income taxes	(3,790,944)	(4,468,913)

Income tax benefit (expense)	534,327	(631,671)

Net loss	$(3,256,617)	$(5,100,584)

Net loss per common stock share:
Basic and Diluted	$(0.44)	$(0.73)

Weighted average number of common
stock shares outstanding:
Basic and Diluted	7,487,196	6,974,496

See accompanying Notes to Consolidated Financial Statements.

Aces Wired, Inc.

Consolidated Statements of Changes in Stockholders' Equity and Partners' Capital (Deficit)

For the 52-week Periods ended October 28, 2007 and October 29, 2006

	Series A			Retained
	convertible	Common	Additional	earnings /		Partners' capital (deficit)			Total
	preferred	stock	paid-in	(accumulated	Treasury	General	Limited		ownership
	stock (*)	(**)	capital	deficit)	stock	partner	partners	Total	interests

Balance at October 30, 2005	$—	$403	$—	$3,002,699	$—	$—	$—	$—	$3,003,102

Net loss for the 52-week period ended October 29, 2006	—	—	—	(5,100,584)	—	—	—	—	(5,100,584)
	—	—	—			—	—
Goodtime Action Amusement Partners, L.P. (Goodtime)	—	—	—	—	—	(1)	(13,207)	(13,208)	(13,208)

Capital contributions	—	—	—	—	—	200	667,401	667,601	667,601

Issuance of equity interest in K&B Sales, Inc. to acquire Aces Wired, LLC	—	—	4,490,000	—	—	—	—	—	4,490,000

Issuance of partnership interests in Goodtime to acquire K&B Sales, Inc.	—	(403)	(4,490,000)	(3,002,699)	—	—	7,493,102	7,493,102	—

Reverse stock split (OEF Corporate Solutions, Inc.)	—	336	(336)	—	—	—	—	—	—

Exchange of 7,623,580 shares of common stock for 100% ownership interest in Goodtime	—	7,624	5,150,377	2,989,494	—	(199)	(8,147,296)	(8,147,495)	—

Sale of 1,612,000 shares of Series A convertible preferred stock, net of issuance costs	1,612	—	6,941,782	—	—	—	—	—	6,943,394

Issuance of options to acquire 322,400 shares of Series A convertible preferred stock	—	—	399,250	—	—	—	—	—	399,250

Issuance of 40,000 shares of common stock for services received	—	40	149,960	—	—	—	—	—	150,000

Share-based compensation	—	—	3,470,657	—	—	—	—	—	3,470,657

Excess tax benefit from issuance of common stock shares for services	—	—	17,000	—	—	—	—	—	17,000
Balance at October 29, 2006	1,612	8,000	16,128,690	(2,111,090)	—	—	—	—	14,027,212

Net loss for the 52-week period ended October 28, 2007	—	—	—	(3,256,617)	—	—	—	—	(3,256,617)

Share-based compensation	—	—	1,510,741	—	—	—	—	—	1,510,741

Forfeiture of 78,942 issued and unvested shares of common stock	—	—	79	—	(79)	—	—	—	—
Balance at October 28, 2007	$1,612	$8,000	$17,639,510	$(5,367,707)	$(79)	$—	$—	$—	$12,281,336

(*)
Series A convertible preferred stock, $.001 par value; 5,000,000 shares authorized as of October 28, 2007 and October 29, 2006; liquidation preference of $5.00 per share plus accrued and unpaid dividends.

(**)	Common stock:

K&B Sales, Inc. (Predecessor Company) - $1.00 par value; 10,000 shares authorized and 403 shares outstanding as of October 30, 2005.

Aces Wired, Inc. (formerly OEF Corporate Solutions, Inc.) - $.001 par value; 45,000,000 shares authorized as of October 28, 2007 and October 29, 2006.

See accompanying Notes to Consolidated Financial Statements.

Aces Wired, Inc.

Consolidated Statements of Cash Flows

For the 52-week Periods ended October 28, 2007 and October 29, 2006

	52-week Period ended
	October 28,	October 29,
	2007	2006

Cash Flows from Operating Activities
Net loss	$(3,256,617)	$(5,100,584)
Adjustments to reconcile net loss to net cash provided by
(used in) operating activities:
Share-based compensation	1,510,741	3,620,657
Depreciation and amortization of property and equipment	1,130,525	683,256
Abandonment losses	458,418	22,624
Amortization of intangible assets	242,240	206,397
Inventory valuation provision	181,726	228,919
Provision for doubtful accounts receivable	79,879	38,331
Deferred income taxes	(210,385)	144,413
Other, net	32,507	35,571
Changes in operating assets and liabilities:
Restricted cash	217,909	(58,878)
Trade accounts receivable	(172,453)	(13,447)
Inventory	(92,447)	(187,504)
Income taxes receivable	(359,779)	—
Prepaid expenses and other current assets	35,311	(206,889)
Trade accounts payable	(97,976)	126,514
Income taxes payable	(330,157)	416,126
Accrued expenses and liabilities	279,733	199,306
Other operating assets and liabilities, net	112,731	(143,827)
Net cash provided by (used in) operating activities	(238,094)	10,985

Cash Flows from Investing Activities
Proceeds from sales of property and equipment	—	36,784
Cash acquired in business acquisition	—	35,221
Cash surrender value of officer life insurance policy	—	34,315
Acquisitions of property and equipment	(2,620,632)	(3,637,661)
Other	(5,000)	—
Net cash used in investing activities	(2,625,632)	(3,531,341)

Cash Flows from Financing Activities
Proceeds from issuance of Series A convertible preferred stock	—	8,060,000
Proceeds from issuance of notes payable to related parties	—	1,599,900
Proceeds from sales and leaseback transactions	—	1,357,505
Proceeds from borrowings under bank credit facility	—	1,000,000
Capital contributions to partnerships	—	667,601
Excess tax benefit from issuance of common stock for services	—	17,000
Series A convertible preferred stock issuance costs	—	(717,356)
Repayments of debt and capital lease obligations	(627,271)	(1,863,868)

Net cash provided by (used in) financing activities	(627,271)	10,120,782

Net increase (decrease) in cash and cash equivalents	(3,490,997)	6,600,426

Cash and cash equivalents - beginning of the period	7,101,042	500,616

Cash and cash equivalents - end of the period	$3,610,045	$7,101,042

See accompanying Notes to Consolidated Financial Statements.

Aces Wired, Inc.

Notes to Consolidated Financial Statements

1. Business, Organization and Basis of Presentation

Aces Wired, Inc. (Aces Wired or the Company) is the parent company of Goodtime Action Amusement Partners, L.P. (Goodtime). As further described in Note 2 and Note 4, Goodtime, a gaming and recreation company, was created on October 31, 2005 in a business combination with K&B Sales, Inc. (K&B) and Aces Wired, LLC (AWLLC). K&B distributes electronic bingo games and related equipment, supplies, and branded pull tabs to charity bingo licensees throughout the state of Texas and has been in business for over 28 years. AWLLC was organized in June 2004 and currently operates in the amusement-with-prize (AWP) gaming market in Texas where it utilizes its proprietary financial redemption/player card system (the Ace Advantage Card system). This system allows the Company’s gaming patrons to use their prize points from playing the Company’s AWP machines for future redemptions for non-cash merchandise from participating merchants. As of October 28, 2007, the Company operated approximately 230 AWP machines in four gaming amusement centers in Texas, called Ace Gaming Amusement Centers. The Company’s only business operations and properties are located in the state of Texas.

The Company was incorporated in Nevada in December 2001 under the name OEF Corporate Solutions, Inc. (OEF), and from its inception until October 4, 2006, the Company provided EDGAR (electronic data gathering, analysis and retrieval) services to companies that file reports with the U.S. Securities and Exchange Commission (the SEC). On October 4, 2006, and pursuant to the terms of the Agreement Concerning the Exchange of Securities among the Company, Goodtime, the partners of Goodtime and the members of Goodtime’s general partner, Amusement Innovation Partners, LLC (AIP), the Company exchanged 7,623,580 shares of its common stock with the partners and members of Goodtime and AIP for all of the outstanding ownership interests of Goodtime and AIP. As a result of the exchange, Goodtime became the Company’s wholly-owned subsidiary, and the former partners and members of Goodtime and AIP, including certain affiliated persons holding nonvoting profit interests in Goodtime, collectively became the beneficial owners of approximately 95.3% of the issued and outstanding common stock shares of the Company. OEF had no meaningful operations and no assets or liabilities immediately prior to the exchange and its stockholders retained approximately 4.2% of the issued and outstanding common stock shares of the Company as of the date of the acquisition.

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

As described in more detail at Note 2 and Note 16, legal actions resulting from an opinion issued by the Attorney General of Texas (the Attorney General) in March 2007 resulted in the temporary and permanent closure of certain of the Company’s gaming amusement centers. Except as described in those Notes, these financial statements do not contain any other adjustments, including the recognition of impairment losses on the Company’s goodwill and other long-lived assets associated with its AWP gaming business, resulting from the actual and/or possible future closures of its gaming amusement centers, or other events related to the Attorney General’s opinion that might adversely affect the Company’s amusement-with-prize gaming business generally.

Unless noted otherwise in this report, the terms “Aces Wired” and “Company” refer to the financial position, results of operations and cash flows of Aces Wired, Inc. and its consolidated subsidiaries as of and for the 52-week periods ended October 28, 2007 and October 29, 2006. Additionally, further references to Goodtime relate to both Goodtime and AIP as required in the context of the narrative.

2. Business Risk, Contingencies and Impairment

Texas law excludes from the definition of a gambling device all electronic, electromechanical, or mechanical contrivances designed, made and played solely for bona fide amusement purposes if the contrivance rewards the player exclusively with noncash merchandise prizes, toys or novelties, or a representation of value redeemable for those items, subject to certain value limitations. The Company’s AWP machines, which are played exclusively with its Ace Advantage Card, are expressly designed and deployed in a manner that the Company believes is compliant with Texas law. However, on March 6, 2007, the Attorney General issued an opinion stating that AWP gaming machines that record a player’s winnings on a stored-value debit card are illegal in Texas because a stored-value debit card is a medium of exchange within the definition of cash and, therefore, does not constitute a non-cash merchandize prize. Under Texas law, the Attorney General’s opinion is not controlling in the state or binding on a court of law in that state. Ultimate determination of a law's applicability, meaning or constitutionality is determined by the Texas courts.

Interpretation and enforcement of gambling and similar laws and regulations in Texas are generally conducted at the county level of government. In March 2007, local authorities in Nueces County, Texas and Bell County, Texas threatened legal actions in response to the Attorney General’s opinion that resulted in the closure of the Company’s gaming amusement centers in Corpus Christi, Texas and Killeen, Texas, claiming that the Company’s AWP machines, together with its Ace Advantage Card, operate in a manner similar to the types of cards and gaming machines described in the Attorney General’s opinion and are therefore illegal gambling devices. Also as a result of the Attorney General’s opinion, the Company reached an agreement in March 2007 with authorities in Potter County, Texas that allowed the Company to operate its gaming amusement center in Amarillo, Texas until November 8, 2007 when Potter County filed a nuisance action against the Company for the purpose of determining whether the Company’s AWP gaming machines constitute gambling devices, gambling paraphernalia or both under Texas law.

Aces Wired, Inc.

Notes to Consolidated Financial Statements

Statement of Financial Accounting Standards (SFAS) No. 5, “Accounting for Contingencies,” (SFAS 5) requires the accrual of losses when they are probable and relate to the current or prior periods. As of October 28, 2007, two of the gaming centers affected by the Attorney General’s opinion (Corpus Christi and Amarillo) were operating; however, based on discussions with its legal counsel, the permanent closure of the Killeen was considered to be probable. As a result of permanently closing the Killeen center, the Company incurred a loss of approximately $51,000 due to the abandonment of improvements to that leasehold and certain personal property. There was no lease agreement or other long-term financial obligation associated with the Killeen center.

On June 19, 2007, the Company reopened the Corpus Christi amusement center based on a temporary injunction it had received from the court in March 2007. Based in part on a favorable arbitration opinion and associated federal court affirmation, which are described in Note 16, it currently appears the Company will not further face legal action for the time being, if at all, against its AWP operations in Nueces County.

As also described in Note 16, the Company has been unsuccessful to date in obtaining a court hearing regarding the nuisance action filed against its AWP operations in Potter County, and the Amarillo center remains closed. Based on consultation with legal counsel, the Company cannot currently determine if the closure of the Amarillo center will become permanent; however, it considers such event to be reasonably possible. If the Company is required to permanently close the Amarillo center, it would incur a loss of approximately $211,000 based primarily on the carrying values as of October 28, 2007 of the leasehold improvements to and certain personal property located at that center. The lease agreement for this facility allows the Company to terminate the lease without penalty if it is precluded from conducting its AWP operations there due to regulatory reasons.

As a consequence of the Attorney Generals’ opinion, the Company also incurred expenses of approximately $136,000 resulting from severance benefits for furloughed employees and the early termination of a lease agreement for a facility in San Antonio in which the Company had planned to open an amusement center. The early termination of this lease and resultant litigation are described in Note 16.

SFAS No. 142, “Goodwill and Other Intangible Assets,” (SFAS 142) and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (SFAS 144), respectively, require an entity to test the carrying values of its goodwill and other long-lived assets, including intangible assets subject to amortization, whenever events and circumstances indicate that such assets might be impaired. In light of the adverse events resulting from the March 6, 2007 opinion issued by the Attorney General, the Company tested the carrying values of its goodwill, intangible assets subject to amortization and other long-lived assets associated with its AWP gaming business in accordance with the applicable guidance provided in SFAS 142 and SFAS 144.

The first step of an impairment test under SFAS 144 is to determine whether the future undiscounted cash flow expected to be generated by a long-lived asset (asset group) exceeds its carrying value. The Company’s SFAS 144 test was performed for the long-lived assets (asset groups) in use and under development as of October 28, 2007. The asset group in use was comprised principally of the four gaming amusement centers in operations as of October 28, 2007, goodwill assigned to the AWP reporting unit (such reporting unit being considered the asset group for the purpose of the test) and certain intangible assets subject to amortization. The asset group under development was defined as available gaming machines and related back-office systems the Company has or plans to deploy in certain of its existing amusement centers, two new gaming centers the Company opened in December 2007, two centers it expects to open by March 2008 (and for which it has undertaken the necessary improvements to leased facilities) and under firm licensing agreements with four bingo hall operators in Texas (the “satellite” centers). The undiscounted cash flows used in the test were substantially derived from the Company’s historical operating results, current business plan and market forecasts. However, due to the legal uncertainties currently clouding the Company’s AWP business and the Company’s limited and interrupted historical AWP operations, the undiscounted cash flows were probability-weighted expected cash flows based on management’s assessments that the Company’s amusement centers and the satellite centers remain open and a certain level of cumulative net revenue is realized.

As described in Note 7, goodwill resulted from the Company’s business combination with AWLCC in October 2005, which effectively was the beginning of the Company’s AWP gaming business. As it pertains to the Company, the first step of an impairment test of goodwill under SFAS 142 is to determine whether the fair value of the reporting unit exceeds its carrying value. If the fair value of the reporting unit is less than its carrying value, then goodwill is considered to be impaired. The Company used the income approach valuation technique and a measurement date of October 28, 2007 to determine the fair value of the AWP reporting unit. The Company employed probability-weighted expected undiscounted cash flows determined in a manner essentially the same as that described above. Additionally, because a critical aspect of the Company’s SFAS 142 impairment test was to value the AWP business enterprise, the SFAS 142 test assumed that the AWP machines used in the SFAS 144 test (the “primary asset” for the purpose of that test) were replaced at the end of their initial useful economic life and considered other cash flows (e.g., income taxes and debt service payments) in addition to the probability-weighted expected undiscounted cash flows used in the SFAS 144 impairment test.

Based on the results of these tests, management concluded that as of October 29, 2007 the carrying values of the Company’s long-lived assets associated with its AWP gaming business, including intangible assets subject to amortization, were recoverable and its goodwill was not impaired. However, as the determination of future cash flows is based and consequently dependent on the Company’s expectations of its future financial performance, impairment of the Company’s long-lived assets could occur in the future if actual operating results differ materially and adversely from such expectations.

Aces Wired, Inc.

Notes to Consolidated Financial Statements

AWP gaming is not a state regulated industry in Texas, and the interpretation and enforcement of laws and regulations associated with gambling and/or gambling devices is generally done at the local (usually county) level. Accordingly, while the Company’s AWP operations might for the moment be considered compliant with applicable law in certain counties, there are no assurances the Company will not face future legal action in those and/or other Texas counties where is conducts it AWP business. In the event the Company is forced to cease operations of all or substantially all of its AWP gaming business in Texas for a prolonged period, if not permanently, it could have a material and adverse effect on the Company’s results of operations and financial position.

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

As is described in more detail in Note 7, Goodtime’s acquisition of K&B and AWLLC was accounted for as a business combination pursuant to SFAS No. 141, “Business Combinations” (SFAS 141). Due to the significance of K&B’s financial position and operations as of October 31, 2005 compared to the financial position and operations of Goodtime and AWLLC as of that date, K&B was considered to be the accounting acquirer and predecessor company of Goodtime.

4. Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements as of and for the 52-week periods ended October 28, 2007 and October 29, 2006 include the accounts of Aces Wired and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

OEF previously reported its financial results on a calendar year basis. Its results of operations for the period January 1, 2006 through October 4, 2006, the date of the reverse acquisition with Goodtime, were inconsequential and are not included in the Company’s consolidated statement of operations for the 52-week period ended October 29, 2006.

Fiscal Year

The Company’s fiscal year is a 52- or 53-week period ending on the Sunday closest to October 31 of each calendar year. This fiscal year creates better comparability of the Company’s quarterly results of operations by usually having an equal number of weeks (13) and weekend days (26) in each quarter, although this convention periodically necessitates a 53-week fiscal year (e.g., fiscal year 2008 is a 53-week period ending November 2, 2008). As used hereinafter in the Notes to these financial statements, fiscal year 2007 refers to the 52-week period ended October 28, 2007, and fiscal year 2006 refers to the 52-week period ended October 29, 2006.

Use of Estimates

The preparation of consolidated financial statements in conformity with the accounting principles generally accepted in the United States of America requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities, revenue and expenses, and related disclosures of contingent assets and liabilities. The Company continually evaluates these estimates, including those related to its provisions for doubtful trade accounts receivable and obsolete and excess inventory, useful lives for depreciable and amortizable tangible and intangible assets, impairment of long-lived assets including intangible assets and goodwill, share-based compensation, income taxes and litigation. These estimates are based on historical information and experience, information that is currently available to the Company, and on various other assumptions that the Company believes to be reasonable considering the circumstances related to and the character of such estimates. Actual results could vary from those estimates, and those variances might be significant.

Reclassifications

Certain financial statement amounts for fiscal year 2006 have been reclassified to conform to the financial statement presentation for fiscal year 2007. The most significant of these reclassifications are illustrated in the following table.

	As previously	Increase
Fiscal year 2006	reported	(decrease)		Conformed

Balance sheet

Restricted cash	$250,000	$58,878	(a)	$308,878

Total current assets	9,472,083	58,878		9,530,961

Total assets	18,487,773	58,878		18,546,651

Trade accounts payable	550,486	74,706	(b)	625,192

Income taxes payable	332,216	83,910	(c)	416,126

Other accrued expenses and liabilities	509,245	(99,738	)(d)	409,507

Total current liabilities	2,038,665	58,878		2,097,543

Long-term notes payable to related parties	—	1,247,432		1,247,432

Long-term debt and capitalized lease obligations,
less current maturities	2,157,929	(1,247,432)		910,497

Total liabilities	4,460,561	58,878		4,519,439

Total liabilities and stockholders' equity	18,487,773	58,878		18,546,651

Statement of operations

Less promotional allowances	109,588	44,327	(e)	153,915

Net revenue	17,933,867	(44,327)		17,889,540

Cost of sales - bingo supply and services	8,624,657	(22,142	)(f)	8,602,515

Operating expenses - gaming amusement centers	2,249,401	1,096,094	(g)	3,345,495

Operating expenses - bingo supply and services	3,580,215	20,002	(h)	3,600,217

Share-based compensation	3,620,657	(3,620,657)		—

Corporate overhead	3,332,133	2,613,596	(i)	5,945,729

Abandonment losses	—	22,624	(j)	22,624

Depreciation and amortization	889,653	(153,362	)(k)	736,291

Total expenses	22,296,716	(43,845)		22,252,871

Operating loss	(4,362,849)	(482)		(4,363,331)

Other income (expense)	(106,064)	482	(l)	(105,582)

Aces Wired, Inc.

Notes to Consolidated Financial Statements

		Debit
Reclassifications		(credit)

(a)	Cash held by sponsor bank for settlement of cardholder liability	$58,878

(b)	Unfunded cardholder liability	2,347
	Accrued rentals payable for electronic bingo games	(77,053)
		(74,706)

(c)	State franchise taxes payable	(83,910)

(d)	Cardholder liability	(61,225)
	State franchise taxes payable	83,910
	Accrued rentals payable for electronic bingo games	77,053
		99,738

(e)	Free food and beverage provided to gaming amusement center patrons	44,327
(f)	Incentives for early payment of vendor invoices	(22,142)

(g)	Amortization of favorable gaming contracts	133,360
	Salaries and benefits	468,166
	Professional services	231,015
	Travel	143,289
	Contract services	116,275
	Share-based compensation	48,316
	Free food and beverage provided to gaming amusement center patrons	(44,327)
		1,096,094

(h)	Amortization of customer list	20,002

(i)	Share-based compensation	3,572,341
	Salaries and benefits	(468,166)
	Professional services	(231,015)
	Travel	(143,289)
	Contract services	(116,275)
		2,613,596

(j)	Abandonment loss	22,624

(k)	Amortization of favorable gaming contracts	(133,360)
	Amortization of customer list	(20,002)
		(153,362)

(l)	Abandonment loss	(22,624)
	Discounts for early payment of vendor invoices	22,142
		(482)

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

Substantially all of the revenue from the operations of the Company’s gaming amusement centers is derived from the play on the AWP machines deployed at the centers. Such gaming revenue is in turn the cash equivalent value of the difference (or the hold) between the prize points wagered by and the prize points won by the Company’s gaming patrons. The Company’s revenue from a gaming amusement center in El Paso, Texas, where the Company was a joint operator with the Tigua Indian Tribe from November 2005 until February 2007, was 40% of the hold after certain adjustments, which revenue approximated 0.5% and 5.1%, respectively, of total hold for fiscal years 2007 and 2006. Additionally, beginning in February 2007, the Company deployed specially modified AWP machines and games of other vendors in certain of its amusement centers, which generated approximately 7.6% of the Company’s total hold for fiscal year 2007. In return, the Company paid the vendors approximately 23% of the hold generated by those particular machines and games, which expense is included in operating expense - gaming amusement centers in the accompanying statement of operations for fiscal year 2007.

Aces Wired, Inc.

Notes to Consolidated Financial Statements

Promotional allowances, consisting mostly of direct mail and newspaper coupons and entitlement programs, provide the Company’s gaming patrons with free play credits and are recognized as reductions in operating revenue when such promotional allowances are redeemed. Beginning in June 2007, the Company introduced a new, sweepstakes-based AWP gaming system at its amusement center in Corpus Christi, Texas. The cost of the sweepstakes prizes awarded under this system are recognized as a reduction in the hold generated at this center.

The Company also pays fees to certain software vendors for the use of their games on its AWP machines and for related data processing and other services, which are based on the hold derived from the play of the respective games and are included in operating expenses - gaming amusement centers in the accompanying statement of operations for fiscal years 2007 and 2006. The contractual rates for these fees range from 6% to 9.2% of the hold.

Advertising and Promotional Costs

Advertising and promotional costs are expensed in the period incurred and were approximately $445,000 and $284,000 for fiscal years 2007 and 2006, respectively.

New Gaming Amusement Center Costs

Promotional and other costs associated with the opening of new gaming amusement centers are expensed as incurred.

Share-Based Compensation

The Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R) concurrent with its issuance of certain restricted common stock shares in October 2006, which is described in more detail in Note 8.

Income Taxes

The Company accounts for income taxes pursuant to SFAS No. 109, “Accounting for Income Taxes” (SFAS 109). The Company recognizes deferred tax assets and liabilities for the estimated tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts using enacted tax rates in effect or the year the differences are expected to reverse, net of a valuation allowance to reduce deferred tax assets to the amount that is more likely than not to be realized. As described in more detail in Note 13, the Company accounts for Texas franchise and margin taxes as components of its income tax provision.

Net Loss per Share

Net loss per common stock share is computed pursuant to the provisions of SFAS No. 128, “Earnings Per Share” (SFAS 128). Under SFAS 128, basic earnings (loss) per common stock share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common stock shares outstanding during the period, excluding nonvested restricted common shares. Diluted earnings (loss) per common stock share reflects the dilution for all potentially dilutive securities such as the Company’s nonvested restricted common stock and convertible preferred stock.

As is discussed in Note 1, the Company’s acquisition of Goodtime on October 4, 2006 was accounted for as a reverse acquisition, or recapitalization, of Goodtime. Accordingly, the computations of basic and diluted net loss per common stock share for fiscal year 2006 are based on the premise that the Company acquired Goodtime on the first day of the subject period. Additionally, the common shares issued in connection with the acquisition of Goodtime included approximately 823,000 shares of nonvested restricted common stock that were granted to certain of the Company’s officers, certain employees and all of its non-employee directors. For the purposes of computing basic and diluted net loss per common stock share for fiscal year 2006, it was assumed that such nonvested common shares vested on and pursuant to their actual vesting dates and terms.

Approximately 140,000 and 823,000 nonvested restricted common stock shares are not included in the computations of diluted net loss per common share for fiscal years 2007 and 2006, respectively, because their inclusion would be antidilutive. Additionally, 1,612,000 potential common stock shares related to convertible preferred stock were excluded from the computations of diluted net loss per common stock share for fiscal years 2007 and 2006 because they were antidilutive.

For additional information regarding the restricted common stock shares and the convertible preferred stock, see Note 9 and Note 15, respectively.

Aces Wired, Inc.

Notes to Consolidated Financial Statements

Goodwill

Goodwill represents the purchase consideration given in excess of the net assets acquired in a business combination. SFAS 142 requires an entity to test the carrying values of its goodwill and intangible assets with indefinite lives at least annually or whenever events and circumstances indicate that such long-lived assets might be impaired. The first step of the impairment test under SFAS 142 is to determine whether the fair value of the reporting unit to which goodwill is assigned exceeds the carrying value of the reporting unit. The Company has determined that its reporting units are its operating business segments pursuant to the disclosure requirements of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (SFAS 131). If the fair value of the reporting unit is less than its carrying value, goodwill is considered to be impaired. The second step of the SFAS 142 test is to allocate such fair value (the “purchase consideration”) to the tangible and intangible assets and liabilities of the reporting unit in a manner essentially the same as that prescribed under SFAS 141. The impairment loss is recognized in the reporting period such determination is made and is the difference between the carrying value of goodwill and its adjusted, or “implied,” basis resulting from the allocation of the reporting unit’s fair value to its other tangible and intangible assets and liabilities.

Management reviewed the carrying value of goodwill assigned to the AWP reporting unit pursuant to SFAS 142 and concluded that as of October 28, 2007 and October 29, 2006, the carrying value of goodwill was not impaired. For fiscal year 2007, the carrying value of goodwill was tested as a result of the adverse opinion issued by the Attorney General, which is described at Note 2.

Impairment of Long-Lived Assets, including Intangible Assets Subject to Amortization

SFAS No. 144 requires an entity to test the carrying values of its long-lived assets, including intangible assets subject to amortization and goodwill if it is included in the “asset group” being tested, whenever events and circumstances indicate that such long-lived assets might be impaired. The first step of the impairment test under SFAS 144 is to determine whether the expected future undiscounted cash flow resulting from the direct use of the long-lived asset (asset group) being tested exceeds the carrying value of the long-lived asset (asset group). If the carrying value of the long-lived asset (asset group) is not recoverable (i.e., the undiscounted cash flow is less than the carrying value), the impairment loss, if any, is measured as the difference between the fair value of the long-lived asset (asset group) and its carrying value (the second step of the test) and is recognized in the reporting period such determination is made.

As described in Note 2 and Note 19, the Company recognized impairment losses of approximately $458,000 resulting primarily from the abandonment of leaseholds for gaming amusement centers it closed during fiscal year 2007.

Cash and Cash Equivalents

The Company considers all investments purchased with a then remaining maturity of three months or less to be cash equivalents.

Restricted Cash

The Company’s AWP machines can only be played by using the Ace Advantage Card, which is a stored-value card issued by a sponsor bank. When the Company’s gaming patrons redeem prize points accumulated on their Ace Advantage Cards with participating merchants, the bank processes such redemptions through the financial networks on behalf of the Company.

Restricted cash as of October 28, 2007 consisted of a non-interest bearing account held by and for the benefit of the bank that currently sponsors the Ace Advantage Card, which restricted funds are used by the Company to settle the redemptions of prize points processed by the bank. Pursuant to the terms of the subject agreement, the Company is also required to maintain a $5,000 cash security deposit with the bank, which is included in other assets in the accompanying consolidated balance sheet as of October 28, 2007.

Restricted cash as of October 29, 2006 consisted of a similar non-interest bearing account in the approximate amount of $59,000 and a cash security deposit of $250,000 held by and for the benefit of a bank that previously sponsored the Ace Advantage Card. Operationally, the sponsorship agreement with this bank ended on December 31, 2006, and all of the cash security deposit was fully refunded to the Company by August 2007.

Trade Accounts Receivable

The Company considers the collection of trade accounts receivables to be doubtful when such receivables are unpaid for 60 or more days from the date of sale. Receivables that are ultimately deemed to be uncollectible are charged to the provision for doubtful trade accounts receivable, whereas recoveries of accounts previously written off are credited to the provision. The Company’s provisions for doubtful trade accounts receivable were approximately $163,000 and $114,000 as of October 28, 2007 and October 29, 2006, respectively.

Aces Wired, Inc.

Notes to Consolidated Financial Statements

Inventory

Inventory consists of bingo related supplies held for resale and is valued at the lower of average cost or market value. The Company had provisions for obsolete and excess inventory of approximately $136,000 and $145,000 at October 28, 2007 and October 29, 2006, respectively.

Property and equipment

Property and equipment are stated at cost and consisted of the following amounts as of October 28, 2007 and October 29, 2006.

			Estimated
	October 28,	October 29,	useful life
	2007	2006	(years)

Amusement gaming machines and back-office systems	$2,376,664	$1,113,350	5
Bingo rental equipment	1,643,971	1,545,958	5
Improvements to leased facilities	820,747	338,481	5 to 20
Capitalized software	820,195	382,703	3 to 10
Vehicles	775,774	744,041	5
Furniture, fixtures and other equipment	465,768	453,432	5 to 10
Computer equipment	344,956	259,026	5 to 7
	7,248,075	4,836,991
Less accumulated depreciation and amortization	(2,584,713)	(1,900,709)
	4,663,362	2,936,282

Amusement gaming machines under capitalized lease obligations	1,355,758	1,355,758	*
Less accumulated amortization	(444,619)	(96,432)
	911,139	1,259,326

Purchase deposits and construction work in progress	66,722	373,753

Property and equipment, net	$5,641,223	$4,569,361

*	These machines are being amortized over the four-year basic terms of the subject leases.

Depreciation and amortization are provided for on a straight-line basis over the lesser of the estimated useful lives of the assets or the lease terms, including periods for which renewals of the leases are reasonably assured. Residual values for all of the Company’s property and equipment, including equipment under capitalized lease obligations, are assumed to be zero at the end of their depreciable lives. Costs for the routine maintenance and repairs of property and equipment, inclusive of materials and services, are expensed as incurred. Modifications that significantly enhance the functionality and/or extend the useful economic lives of property and equipment are capitalized and depreciated/amortized over the remaining useful lives of the assets or lease terms, as applicable. With the exception of losses arising from the abandonment of leaseholds for gaming amusement centers, other gains and losses from the disposals of other property and equipment are included in other income (expense), net in the accompanying consolidated statements of operations and were not significant for either fiscal year 2007 or fiscal year 2006.

Recently Issued Accounting Pronouncements

Other recent accounting pronouncements that the Company has adopted or will be required to adopt in the future are summarized below.

In December 2006, the FASB issued FASB Staff Position, EITF 00-19-2, “Accounting for Registration Payment Arrangements,” (FSP EITF 00-19-2), which addresses a company’s accounting for registration payment arrangements. FSP EITF 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, “Accounting for Contingencies.” For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to its issuance, FSP EITF 00-19-2 is effective for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years. Although the Company is not required to adopt FSP EITF 00-19-2 until the first quarter of fiscal year 2008, the Company elected to adopt it during the second quarter of fiscal year 2007, the effects of which are described at Note 15.

In September 2006, the FASB issued FASB Staff Position No. FAS 13-1 (As Amended), “Accounting for Rental Costs Incurred during a Construction Period” (FAS 13-1). This position requires a company to recognize as rental expense the rental costs associated with a ground or building operating lease during a construction period, except for costs associated with projects accounted for under SFAS No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects.” FAS 13-1 is effective for reporting periods beginning after December 15, 2005 and was adopted by the Company in the first quarter of fiscal year 2007 and did not have a significant impact on the Company’s results of operations.

Aces Wired, Inc.

Notes to Consolidated Financial Statements

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" (SAB 108). SAB 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 establishes an approach that requires quantification of financial statement errors based on the effects of each on a company's balance sheet and statement of operations and the related financial statement disclosures. Early application of the guidance in SAB 108 is encouraged in any report for an interim period of the first fiscal year ending after November 15, 2006, and was adopted by the Company in the first quarter of fiscal year 2007.

In June 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109" (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing the recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The cumulative effects, if any, of applying FIN 48 will be recorded as an adjustment to retained earnings as of the beginning of the period of adoption. FIN 48 is effective for fiscal years beginning after December 15, 2006, and the Company will be required to adopt it in the first quarter of fiscal year 2008. The Company does not expect the adoption of FIN 48 will have a significant impact, if any, on its consolidated results of operations and financial condition.

In June 2006, the FASB ratified Emerging Issues Task Force (EITF) Issue No. 06−3 (EITF 06-3), “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation).” EITF 06−3 applies to any tax assessed by a governmental authority that is directly imposed on a revenue producing transaction between a seller and a customer. EITF 06−3 allows companies to present taxes either gross within revenue and expense or net. If taxes subject to this issue are significant, a company is required to disclose its accounting policy for presenting taxes and the amount of such taxes that are recognized on a gross basis. The Company currently presents such taxes net. EITF 06−3 will be adopted by the Company during the first quarter of fiscal year 2008. These taxes are currently not material to the Company’s consolidated financial statements.

5. Balance Sheet Details

Details of certain other of the Company’s balance sheet amounts as of October 28, 2007 and October 29, 2006 were as follows.

Prepaid Expenses and Other

Prepaid expenses and other consisted of the following amounts as of October 28, 2007 and October 29, 2006.

	October 28,	October 29,
	2007	2006

Insurance	$133,667	$140,514
Rent	124,552	—
Licenses and royalties	88,626	142,530
Professional services	—	49,533
Other	29,172	54,720
	$376,017	$387,297

Prepaid rent relates primarily to reimbursements the Company will receive from the landlord of one of its gaming amusement centers for tenant improvements the Company made to that facility, which reimbursements will be realized by the Company as reductions in the future rentals payable under the subject lease agreement.

Income Taxes Payable

Income taxes payable as of October 28, 2007 was comprised solely of accrued Texas margin taxes, whereas such liability as of October 29, 2006 included approximately $84,000 of accrued Texas franchise taxes as well as federal income taxes payable.

Aces Wired, Inc.

Notes to Consolidated Financial Statements

Other Accrued Expenses and Liabilities

Other accrued expenses consisted of the following amounts as of October 28, 2007 and October 29, 2006.

	October 28, 2007	October 29, 2006

Payroll	$263,704	$114,518
Series A preferred stock dividends	145,081	—
Cardholder liability	90,969	61,225
Property taxes	83,830	55,538
Professional fees	36,773	85,000
Other	68,883	93,226
	$689,240	$409,507

Cardholder liability represents the cash equivalent value of the cumulative outstanding prize points on the Ace Advantage Cards as of October 28, 2007 and October 29, 2006. Although the Company pre-funds the future settlement of this liability with the sponsor bank that issues the cards, the Company remains the primary obligor for this obligation until such time that the related prize points are actually redeemed or expire.

Effective April 1, 2007, the Company’s executive officers and certain of its other key employees agreed to the defer the payment of 10% of their base annual salaries to help defray the legal costs arising from the adverse opinion issued by the Attorney General in March 2007, which liability is included in accrued payroll as of October 28, 2007.

Other Deferred Liabilities and Credits

Other deferred liabilities and credits consisted of the following amounts as of October 28, 2007.

October 28, 2007

Lease incentives	$171,532
Lease liabilities	118,853
$290,385

Lease incentives are associated with tenant improvements made by the Company to certain gaming amusement centers, which improvements were either directly funded by the landlord or are being reimbursed to the Company by reductions in future rentals payable. The lease incentives are amortized on a straight-line basis as a reduction to rent expense over the basic terms of the subject lease agreements. Lease liabilities were the cumulative differences between rent expense recognized on a straight-line basis and actual rental payments related to operating lease agreements for the Company’s corporate offices and certain of its gaming amusement centers.

Aces Wired, Inc.

Notes to Consolidated Financial Statements

6. Supplemental Cash Flow Information

Supplemental cash flow information for fiscal years 2007 and 2006 is presented in the following table.

	Fiscal year
	2007	2006

Cash paid for interest	$127,682	$22,977

Cash paid for income taxes	531,000	25,000

Cash received for refunds of income taxes	141,895	—

Noncash investing and financing activities:

Exchange of notes payable to related parties	1,302,002	—

Lease incentives	60,735

Negative amortization of notes payable to related parties	54,570	47,432

Business acquisitions:
Common stock issued	—	4,490,000

Fair value of assets received	—	5,547,133
Fair value of liabilities assumed	—	(997,133)
Net assets acquired	—	4,550,000
Cash acquired	—	(35,221)
Net noncash assets acquired	—	4,514,779

Issuance of common stock for services received	—	150,000

Dealer financing and assumption of note for vehicles	—	57,678

7. Business Combinations

Goodtime

In September 2005, the stockholders of K&B and the owners of AWLLC formed Goodtime for the purpose of merging K&B and AWLLC. K&B, a supplier of bingo supplies and electronic bingo games in Texas, was considered to be an efficient and cost effective way to quickly expand AWLLC’s AWP business in Texas primarily by utilizing K&B’s relationships with bingo center operators throughout the state and K&B’s name recognition. On October 31, 2005, Goodtime acquired all of the issued and outstanding common stock shares of K&B and all of the ownership interests in AWLLC, and in exchange the common stockholders of K&B and the members of AWLLC received 50% partnership interests respectively in Goodtime prior to subsequent dilution of those interests. Goodtime’s acquisition of K&B and AWLLC was accounted for as a business combination pursuant to SFAS 141. Due principally to the significance of its financial position and results of operations as of October 31, 2005 compared to those of Goodtime and AWLLC, K&B was considered to be the accounting acquirer of AWLLC and concurrent with its acquisition of AWLLC, K&B merged with and into Goodtime. For financial reporting purposes, K&B was considered to be the predecessor company of Goodtime due principally to the insignificance of Goodtimes’s financial position and operations prior to the business combination.

Based on the terms of the business combination, K&B effectively acquired 100% of the ownership interests in AWLLC in exchange for 50% of the equity interests in K&B. Accordingly, the total consideration given by K&B to acquire AWLLC was determined to be 50% of the fair value of K&B as of October 30, 2005, or $4,490,000, which valuation was done on an enterprise value basis by an independent valuation firm engaged by management. K&B also incurred direct acquisition costs of $60,000 in connection with the transaction. The following table summarizes the fair values allocated to AWLLC’s tangible and intangible assets and liabilities as of October 30, 2005, which fair values were determined by management with the assistance of the same independent valuation firm that appraised K&B.

Cash	$35,221
Restricted cash	250,000
Other current assets	91,999
Property and equipment	687,391
Intangible asset	669,000
Goodwill	2,913,522
Total assets acquired	4,647,133
Liabilities assumed	(97,133)
Total consideration paid	$4,550,000

The intangible asset relates to favorable contracts to provide electronic games to the Company for its AWP business and is amortized on a straight-line basis over five years, which useful life reflects the estimated playability of the associated games. Goodwill recognized in the business combination represents the total consideration given by K&B in excess of the fair values of the net assets it received from AWLLC.

Aces Wired, Inc.

Notes to Consolidated Financial Statements

Other Business Acquisition

In March 2006, a subsidiary of the Company acquired the assets of an unaffiliated entity that provided the subsidiary with certain data processing services that supported the Ace Advantage Card system. Total consideration given for this acquisition was $900,000 and consisted of long-term debt and other liabilities assumed by the Company’s subsidiary. In exchange, the subsidiary received an intangible asset (proprietary computer software, which enables the Company to process the redemption of prize points through the financial networks) and property and equipment with fair values of $884,000 and $16,000, respectively. The fair value of the intangible asset was determined by management as the present value of the future savings the Company expects to realize by performing the data processing internally.

8. Intangible Assets

The fair values, net book values and estimated useful lives of the Company’s intangible assets as of October 28, 2007 and October 29, 2006 are presented in the following tables. All of the Company’s intangible assets were acquired in a business combination or were otherwise purchased.

	As of October 28, 2007
	Fair value at acquisition	Accumulated amortization	Net book value	Useful life (years)
Proprietary computer software	$884,400	$(141,475)	$742,925	10
Favorable electronic game contracts	669,000	(267,160)	401,840	5
Customer list	100,000	(59,169)	40,831	5
	$1,653,400	$(467,804)	$1,185,596

	As of October 29, 2006
	Fair value at acquisition	Accumulated amortization	Net book value	Useful life (years)
Proprietary computer software	$884,400	$(53,035)	$831,365	10
Favorable electronic game contracts	669,000	(133,360)	535,640	5
Customer list	100,000	(39,169)	60,831	5
	$1,653,400	$(225,564)	$1,427,836

Expense related to the amortization of the Company’s intangible assets was $242,240 and $206,397 for fiscal years 2007 and 2006, respectively, and is included in the following amounts in the accompanying consolidated statements of operations for those two periods.

	Fiscal year 2007	Fiscal year 2006

Operating expenses - gaming amusement centers	$133,800	$133,360
Depreciation and amortization	88,440	53,035
Operating expenses - bingo supply and services	20,000	20,002
	$242,240	$206,397

The estimated future amortization expense as of October 28, 2007 of the Company’s intangible assets is as follows.

Fiscal year
2008	$242,240
2009	242,240
2010	223,071
2011	88,880
2012	88,440
Thereafter	300,725
$1,185,596

Aces Wired, Inc.

Notes to Consolidated Financial Statements

The carrying values of the Company’s intangible assets subject to amortization are tested whenever circumstances indicate that impairment might exist. As discussed in Note 2, management reviewed the carrying values of certain of its intangible assets as of October 28, 2007 pursuant to the applicable provisions of SFAS 144 and concluded that the carrying values of its intangible assets were not impaired as of that date.

9. Share-Based Compensation

SFAS 123R

In December 2004, the FASB issued SFAS 123R, which superseded APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and replaces SFAS 123, “Accounting for Stock-Based Compensation” (SFAS 123), as amended, with respect to share-based payment transactions with employees. SFAS 123R is effective for public entities that file as small business issuers at the beginning of the first interim or annual reporting period that begins after December 15, 2005. The Company, however, adopted SFAS 123R for its fiscal year ended October 29, 2006 in connection with the modification on October 4, 2006 of certain then outstanding liability awards, which modification and liability awards are described in more detail below. Prior to its adoption of SFAS 123R, the Company had accounted for the liability awards pursuant to the applicable provisions of SFAS 123.

SFAS 123R requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of such awards on the dates they are granted. The fair value of the awards is estimated using option-pricing models for grants of stock options or the fair value at the measurement date for awards of stock. The resultant cost is recognized as compensation cost over the period of time during which an employee is required to provide services to the company (the service period) in exchange for the award, the service period generally being the same as the vesting period of the award. Under SFAS 123, the issuance of equity instruments to non-employees (other than non-employee directors) in exchange for goods and services is measured at the fair value of either the goods and services received or the equity instruments exchanged, whichever is more reliably measurable, and the resultant compensation cost is recognized in the periods in which the goods and services are received.

SFAS 123R also amends SFAS No. 95, “Statement of Cash Flows”(SFAS 95), such that the benefits realized for tax deductions in excess of deferred income tax assets resulting from recognized stock compensation expense are reported as financing cash flows rather than as operating cash flows. During fiscal year 2006, the Company realized excess tax benefits of $17,000 from the book and tax basis difference related to shares of its common stock issued for services received.

Restricted Common Stock

On September 26, 2005, Goodtime’s partnership agreement was amended such that two of the Company’s officers were each granted a 5% non-voting profit interest in Goodtime. The profit interests vested from the date of the grant through March 31, 2007 and included a market condition such that the officers only participated in certain defined cash distributions of the partnership in excess of $16 million. On July 28, 2006, Goodtime’s partnership agreement was amended again such that certain of the Company’s employees and all of its non-employee directors were collectively granted an approximate 5.3% non-voting profit interest in Goodtime. These profit interests vest from the date of the grant through August 3, 2008 and included a market condition such that the employees and non-employee directors only participated in certain defined cash distributions of the partnership in excess of $30 million. Prior to its adoption of SFAS 123R, the Company had accounted for the profit interests in Goodtime as liability awards pursuant to SFAS 123 using the intrinsic value based method, but had not recognized any compensation cost prior to its acquisition of Goodtime.

When the Company acquired Goodtime on October 4, 2006, the profit interests in Goodtime were exchanged for approximately 1,128,000 shares of restricted common stock, which were granted concurrent with and from the total common shares the Company issued in exchange for Goodtime. These restricted common stock shares vest over the same respective periods as had the profit interests in Goodtime, but are subject only to service conditions. The Company accounted for the exchange of the profit interests in Goodtime for the restricted common stock as a modification of an award pursuant to SFAS 123R. Under SFAS 123R, when an award is modified, the entity is deemed to have repurchased the original award by issuing a new award of greater or equal value and incurs additional compensation cost for the incremental value of the new award.

The restricted common stock was initially valued at approximately $5,641,000 in total (or $5.00 per share). As there was no public trading market for the Company’s common stock on the grant date, the fair value of the restricted common stock was based on the sales price per share for 1,612,000 shares of convertible preferred stock the Company sold in a private placement as a condition precedent to its acquisition of Goodtime, which transaction is described in more detail at Note 15.

Aces Wired, Inc.

Notes to Consolidated Financial Statements

Compensation cost related to the restricted common stock is recognized using the graded vesting attribution method, whereby each separately vesting portion of the award is recognized on a straight-line basis as if the award was in-substance, multiple awards. Also, compensation cost related to the grant of the restricted common stock is not deductible to the Company because of tax elections made by the Company’s officers, employees and non-employee directors when they received the profit interests in Goodtime. Accordingly, the Company does not recognize deferred income tax assets when it recognizes compensation cost associated with the grant of the restricted common stock.

During fiscal year 2007, the Company recognized compensation cost related to the restricted common stock of approximately $1,511,000 (or $0.20 basic and diluted net loss per common share), net of adjustments related to the forfeiture during that period of approximately 79,000 nonvested restricted shares. During fiscal year 2006, the Company recognized compensation cost of approximately $3,471,000 (or $0.50 per basic and diluted net loss per common stock share) related to the restricted common stock due in part from the modification in October 2006 of certain previously vested profit interests in Goodtime.

The following table summarizes the restricted common stock activity during fiscal year 2007.

	Shares	Fair Value per Share

Nonvested as of October 29, 2006	823,342	$5.00
Granted	—	—
Vested	(604,634)	5.00
Forfeited	(78,942)	5.00
Nonvested as of October 28, 2007	139,766	5.00

The Company expects that all of the nonvested restricted common shares outstanding as of October 28, 2007 will vest on their scheduled vesting date of August 3, 2008. As of October 28, 2007, approximately $265,000 of compensation cost related to such nonvested restricted shares had not been recognized and will be expensed over a weighted average period of approximately nine months during fiscal year 2008.

During fiscal year 2007, and pursuant to the terms of their awards, approximately 79,000 issued and nonvested restricted common shares were forfeited to the Company due to the resignation of one and the passing of another of the Company’s non-employee directors and the resignation of one of its employees. The restricted common shares had been granted to these persons in October 2006 in exchange for their respective profit interests in Goodtime. As of October 28, 2007, the forfeited shares had not been canceled and are accounted for as donated treasury stock using the par value method.

2007 Stock Incentive Plan

In March 2007, a majority of the Company’s common stockholders approved the Aces Wired, Inc. 2007 Stock Incentive Plan (the 2007 Stock Incentive Plan). The 2007 Stock Incentive Plan allows for grants to the Company’s employees (inclusive of its executive officers), non-employee directors and other persons providing goods and services to the Company of restricted common stock shares, options to acquire shares of common stock, stock appreciation rights and certain other common stock and cash based awards as are defined in the 2007 Stock Incentive Plan. The maximum number of common stock shares for which grants may be awarded under the 2007 Stock Incentive Plan at any one time is limited to 15% of the total outstanding shares of the Company’s common stock, subject to adjustment for events such as stock dividends and stock splits. Additionally, the maximum number of common stock shares for which grants may be awarded in any one calendar year is limited to 8% of the number of common stock shares outstanding as of the first day of such calendar year. As of October 28, 2007, no awards had been made under the 2007 Stock Incentive Plan.

Shares Reserved

No common shares had been reserved as of October 28, 2007 for the grants of share-based awards under the 2007 Stock Incentive Plan.

Other Share-Based Compensation

In June 2006, the Company entered into an agreement with an entity for consulting services. Pursuant to the terms of the agreement, the Company paid cash consideration and issued 40,000 shares of its common stock with a fair value of $150,000, which fair value was measured at the beginning of the service agreement based on the cash value of the services and is included in corporate overhead in the accompanying consolidated statement of operations for fiscal year 2006.

Aces Wired, Inc.

Notes to Consolidated Financial Statements

10. Financial Instruments and Credit Risk

The fair value of the Company’s long-term debt as of October 28, 2007 was approximately $1,173,000 compared to a carrying value on that date of approximately $1,302,000. The fair values were estimated using discounted cash flows and discount rates based primarily on the interest rate generally charged under the Company’s bank credit facility for secured borrowings.

The carrying amounts as of October 28, 2007 approximated the fair values as of that date for the Company’s cash and cash equivalents, restricted cash, trade and other accounts receivable and accounts payable due to the high turnover and short-term maturities of these assets and liabilities.

Financial instruments which potentially subject the Company to credit risk include certain cash and cash equivalent deposits and trade accounts receivable. The Company maintains its cash and cash equivalent deposit accounts with local and other U.S. domestic banks. These deposit accounts are on demand accounts to minimize risk, but oftentimes the account balances exceed the federally insured limit of $100,000 per financial institution. The Company has never incurred losses related to the failure of a financial institution and believes that it was not so at risk as of October 28, 2007 due to the financial strength of the institutions in which the Company maintains its cash and cash equivalent deposit accounts. The Company’s trade accounts receivable consist of uncollateralized receivables from K&B’s customers. Management routinely assesses the creditworthiness and credit history of K&B’s customers and establishes credits limits, and in some cases the denial of credit, based on these assessments.

11. Long-term Debt

The Company’s outstanding long-term debt consisted of the following amounts as of October 28, 2007 and October 29, 2006.

	October 28,	October 29,
	2007	2006
Promissory notes payable to related parties, principal and
interest at 4.88% due May 3, 2009	$1,302,002	$-
Promissory notes payable to related parties, principal and
interest at 4.48% payable on demand or November 11, 2007	-	625,923
Promissory note payable to related party, principal and
interest at 4.48% payable on demand or January 20, 2008	-	621,509
Promissory note payable, interest at 6%, level quarterly
principal and interest payments through September 30, 2007	-	348,495
	1,302,002	1,595,927
Less current maturities	-	(348,495)
Long-term debt	$1,302,002	$1,247,432

All of the Company’s outstanding long-term debt as of October 28, 2007 consisted of three unsecured promissory notes payable to the Company’s chairman of the board of directors and two of its executive officers (the new notes), which were issued on that date in exchange for three then outstanding notes payable held by these related parties (the original notes). The cumulative principal amount of the new notes, which do not have a demand clause, includes approximately $102,000 of simple interest accrued on the original notes since their issuance in November 2005 and January 2006 to October 28, 2007. The Company’s relationships with the related parties are described in more detail at Note 17.

The Company had a bank credit facility under which there were no outstanding obligations as of October 29, 2006. During fiscal year 2007, the terms of this credit facility were amended such that the maximum borrowing capacity was reduced to $350,000 from $900,000 and the life of the facility was extended to April 30, 2008 from April 30, 2007. Outstanding borrowings at any time are limited to the lesser of $350,000 or an amount based on eligible inventory and eligible accounts receivable, as such terms are defined in the credit facility. Borrowings under the credit facility are payable on demand or at its expiration and bear variable-rate interest indexed to the prime lending rate (as quoted in The Wall Street Journal from time to time) plus 1%, which interest is payable monthly. Outstanding obligations under the credit facility are secured by inventory, accounts receivable and intangible assets and are guaranteed by Aces Wired, Goodtime and one of the Company’s officers/common stockholders. The financial covenants include minimum net worth (based on the net worth of K&B, which is the legal borrower under this facility), current ratio and debt-service coverage ratio tests. There are no commitment fees or compensating balances associated with the credit facility. During fiscal year 2007, the Company did not borrow any funds under this credit facility.

Aces Wired, Inc.

Notes to Consolidated Financial Statements

Maturities of the Company’s long-term debt as of October 28, 2007 were as follows.

Fiscal year
2008	$—
2009	1,302,002
2010	—
2011	—
2012	—
Thereafter	—
$1,302,002

12. Leases

Capitalized Lease Obligations

In April 2006 and August 2006, the Company sold and leased back certain of its amusement gaming machines with an aggregate net book value of approximately $1,356,000. Each of the two subject leases provide for a 48-month noncancelable basic term and provide the Company with options to renew each lease for a 12-month period and to purchase all but not less than all of the equipment for its fair market value at the end of either the basic or renewal terms. The Company accounts for the subject lease agreements as capital leases pursuant to SFAS No. 13, “Accounting for Leases.”

The Company recorded a deferred gain of $20,983 on the April 2006 transaction, which gain is being recognized on a straight-line basis over 48 months as a reduction in the amortization expense of the related capitalized equipment. Amortization, net of equipment under capitalized lease obligations was $348,187 and $78,072 for fiscal years 2007 and 2006, respectively, and is included in depreciation and amortization in the accompanying consolidated statements of operations for those periods. The net book value of the capitalized equipment was $911,139 as of October 28, 2007, inclusive of the $13,115 unamortized balance of the deferred gain.

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

The Company also leases office and warehouse space in Dallas and Lubbock, Texas under an agreement that expires on April 30, 2008 and under two month-to-month agreements.

On September 6, 2006, the Company entered into a lease agreement for corporate office space in Dallas with a basic term of 39 months. The lease provided for free rent during the first three months of the lease with scheduled increases thereafter in the rentals from approximately $5,500 per month for the fourth through the fifteenth months of the lease to approximately $6,300 per month during the final 12 months of the lease. The Company also has a one-time option to terminate the lease on July 31, 2008 upon payment of a termination fee of approximately $16,400. The Company occupied this facility on November 1, 2006.

As of October 28, 2007, the Company leased space for six gaming amusement centers in Ft. Worth, Killeen, Amarillo, Corpus Christi, Copperas Cove and San Antonio, Texas. At that date, the Company was also the lessee pursuant to a lease agreement for a gaming amusement center it plans to open in Ft. Worth during the second quarter of fiscal year 2008 when that property is expected to become available for occupancy. Two of these leases are month-to-month agreements. The basic terms for the other leases range from 36 months to 60 months and certain of those leases provide the Company with options to extend the leases for periods ranging from 60 months to two consecutive 60-month periods. The Company also has options to terminate early all of its gaming amusement center leases by providing the landlords with advanced written notice of such intent and/or if the Company is precluded by regulatory reasons from operating its amusement gaming business at those locations. Under certain of the leases, the Company is required pay fees if the leases are terminated for any reason prior to the expiration of the basic terms. Rentals for all but two of the gaming amusement center leases are variable in nature, which contingent rentals are based on a percentage of the hold generated by the gaming machines located in the centers, after certain adjustments. Additionally, all but one of the leases with such contingent rentals provide for minimum amounts of rentals from between $5,000 per month to $30,000 per month. Disregarding the Company’s early termination options, the basic terms of these leases are scheduled to expire at various dates through April 2012.

Rent expense for real property is recognized on a straight-line basis and begins at the time the Company takes possession of the property and/or obtains the right to control the use of the property, which oftentimes occurs before commencement of business operations at such property and/or commencement of the related contractual rental payments. In addition to the lease for the Company’s corporate offices, the lease agreements for certain of its gaming amusement centers also provided the Company with a “rent holiday” and/or contain scheduled increases in the minimum monthly rentals during the basic terms of the leases. As a result, during the early periods of these particular leases recognized rent expense was greater than the related rental payments, which differences will reverse during the latter periods of the leases. As of October 28, 2007, the Company had recorded a noncurrent deferred liability of approximately $119,000 related to such cumulative timing differences.

Aces Wired, Inc.

Notes to Consolidated Financial Statements

During fiscal year 2007, the Company also recognized lease incentives of approximately $198,000 related to reimbursements from the landlords for tenant improvements the Company made to certain of its gaming amusement centers. The lease incentives are amortized on a straight-line basis as a reduction to rent expense over the basic terms of the subject lease agreements, the cumulative unamortized balance of which was approximately $172,000 as of October 28, 2007.

Minimum Lease Payments and Rent Expense

The scheduled future minimum lease payments as of October 28, 2007 under the Company’s capitalized lease obligations and operating leases with noncancelable basic terms in excess of one year were as follows, which do not include the following amounts:

•	contingent rentals based on the hold at certain of the Company’s leased gaming amusement centers;

•	reductions in future rentals for one gaming amusement center for which the Company is entitled;

•	executory costs for one gaming amusement center and certain other of its leased real property for which the Company is liable; and

•	the minimum monthly rentals related to the aforementioned gaming amusement center the Company expects to open during the second quarter of fiscal year 2008.

		Operating leases (*)
Fiscal year	Capitalized lease obligations	Related party	Other	Total

2008	$444,661	$189,500	$775,991	$965,491
2009	418,944	60,000	791,969	851,969
2010	211,326	5,000	655,515	660,515
2011	—	—	579,580	579,580
2012	—	—	230,220	230,220
Thereafter	—	—	—	—
	1,074,931	$254,500	$3,033,275	$3,287,775
Less amount representing imputed
interest at an annual rate of 11.23%	(144,987)
Present value of minimum lease payments
under capitalized lease obligations	929,944
Less current maturities	(352,945)
Long-term capitalized lease obligations	$576,999

(*)
Assumes that the lease for the corporate office space in Dallas will not be terminated early nor are any of the leases for the gaming amusement centers terminated before the end of their basic terms due to regulatory reasons or as is otherwise provided for in the lease agreements.

Rent expense under operating leases during fiscal years 2007 and 2006 consisted of the following amounts.

	Fiscal Year
	2007	2006

Minimum rentals	$1,018,630	$325,802
Contingent rentals	566,851	398,341
Executory costs	52,303	31,429
Amortization of lease incentives	(26,764)	-
Total rent expense	$1,611,020	$755,572

Aces Wired, Inc.

Notes to Consolidated Financial Statements

Minimum rentals for fiscal year 2007 include approximately $97,000 of fees the Company paid in connection with the early termination of leases for two of its gaming amusement centers.

Rent expense is included in the following amounts at the consolidated statements of operations for fiscal years 2007 and 2006.

	Fiscal Year
	2007	2006

Operating expenses - gaming amusement centers	$1,290,380	$496,893
Operating expenses - bingo supply and services	255,577	253,669
Corporate overhead	65,063	5,010
Total rent expense	$1,611,020	$755,572

13. Income Taxes

The Company accounts for income taxes under the asset and liability method pursuant to SFAS 109. Deferred income tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the fiscal years in which those temporary differences are expected to be realized or settled. The effect on deferred tax assets and liabilities resulting from a change in tax rates is recognized in income in the period such rate change occurs. When assessing the ultimate realization of its deferred tax assets, management considers whether it is more likely than not that some portion or all of the Company’s deferred tax assets will not be realized. The ultimate realization of the Company’s deferred tax assets is dependent upon its generation of future taxable income during the periods in which those temporary differences become deductible.

The components of the Company’s income tax benefit (expense) for fiscal years 2007 and 2006 were as follows.
	Fiscal Year
	2007	2006
Current:
Federal	$382,890	$(403,348)
State	(58,948)	(83,910)
	323,942	(487,258)
Deferred:
Federal	210,385	(152,559)
State	—	8,146
	210,385	(144,413)
Provision for income taxes	$534,327	$(631,671)

The current federal income tax benefit for fiscal year 2007 resulted primarily from the carryback of a portion of the tax loss for that fiscal year to fiscal year 2006 for which the Company had a federal income tax liability.

In May 2006, the state of Texas enacted legislation that restructured the state business tax by replacing the taxable capital and earned surplus components of the then current state franchise tax with a new “taxable margin” component. This new tax is assessed on Texas sourced taxable margin, which is defined as the lesser of (i) 70% of total revenue or (ii) total revenue less (a) cost of goods sold or (b) compensation and benefits. Although the subject legislation states that the margin tax is not an income tax, it has the characteristics of an income tax since it is determined by applying a tax rate (generally 0.5% of taxable margin for enterprises engaged in retail or wholesale trade and 1.0% of taxable margin for all other enterprises) to a base that considers both revenue and expenses. Therefore, the Company accounted for the Texas margin tax, which became effective with the beginning of fiscal year 2007 (October 30, 2006), as income tax expense in fiscal year 2007. During fiscal year 2006 and prior to the effective date of the margin tax, the Company also accounted for the Texas franchise tax as income tax expense pursuant to EITF Issue No. 91-8, “Application of FASB Statement No. 96 to a State Tax Based on the Greater of a Franchise Tax or an Income Tax.” Because the Company accounts for the Texas margin tax as income tax, determination of that tax is subject to the provisions of SFAS 109 regarding the recognition of deferred taxes. Accordingly, the Company recalculated its deferred tax assets and liabilities for Texas based on the new margin tax rate and the change, which was not significant, was recognized as a component of deferred state income taxes for fiscal year 2006.

Aces Wired, Inc.

Notes to Consolidated Financial Statements

Income tax benefit (expense) for fiscal years 2007 and 2006 differed from the “expected” tax benefit (expense) for each year computed by applying the respective year’s U.S. federal corporate income tax rate to loss before income taxes as follows.

	Fiscal Year
	2007	2006
Computed expected tax benefit (expense)	$1,288,921	$1,519,430
State income taxes, net of federal income taxes	(38,906)	(47,235)
Non-deductible share-based compensation	(513,652)	(1,180,023)
Non-deductible dividends on preferred stock	(145,241)	—
Change in deferred tax valuation allowance	(110,141)	—
Losses attributable to nontaxable subsidiaries	—	(733,669)
Change in tax status of subsidiaries	—	(182,118)
Other	53,346	(8,056)
Provision for income taxes	$534,327	$(631,671)

As described in more detail at Note 15, in March 2007, the holders of the Company’s Series A Preferred Stock became entitled to dividends because the Company was not able to make effective on a timely basis a registration statement relating to the common shares into which the preferred stock will eventually be converted. Although the Company elected to account for the dividends as nonoperating expenses, they are not deductible for income tax purposes. For fiscal year 2006, the net losses incurred by certain of the Company’s wholly-owned subsidiaries prior to the acquisition of Goodtime on October 4, 2006 were not deductible for consolidated federal and state income tax purposes.

Deferred income taxes reflect the estimated future tax effects of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes. The Company’s deferred tax assets and deferred tax liabilities as of October 28, 2007 and October 29, 2006 were as follows.

	October 28,	October 29,
	2007	2006
Deferred tax assets:
Net operating loss carryforward	$141,993	$—
Accruals not currently deductible for tax purposes	126,891	—
Provision for doubtful accounts receivable	55,469	38,808
Inventory valuation provision	46,319	—
Intangible assets subject to amortization for tax purposes	23,483	12,460
Other	20,701	15,208
Total gross deferred tax assets	414,856	66,476
Less valuation allowance	(110,141)	—
Net deferred tax assets	304,715	66,476
Deferred tax liabilities:
Property and equipment	(168,089)	(94,743)
Intangible asset not subject to amortization for tax purposes	(136,626)	(182,118)
Total deferred tax liabilities	(304,715)	(276,861)
Net deferred taxes	$—	$(210,385)

Aces Wired, Inc.

Notes to Consolidated Financial Statements

Current and noncurrent deferred taxes consisted of the following amounts as of October 28, 2007 and October 29, 2006.

	October 28,	October 29,
	2007	2006
Current deferred tax assets	$129,948	$53,582
Less valuation allowance	(34,474)	—
Deferred tax assets, net	95,474	53,582

Noncurrent deferred tax assets	284,908	12,460
Noncurrent deferred tax liabilities	(304,715)	(276,427)
	(19,807)	(263,967)
Less valuation allowance	(75,667)	—
Deferred tax liabilities, net	(95,474)	(263,967)
Net deferred taxes	$—	$(210,385)

Concurrent with the Company’s acquisition of Goodtime in October 2006, certain of Goodtime’s previously nontaxable subsidiaries became taxable subsidiaries of the Company. Pursuant to the applicable provisions of SFAS 109, such event resulted in the recognition by the Company of an approximate $182,000 deferred tax liability related to an intangible asset that is not amortizable for income tax purposes, which resulted in a deferred income tax expense of an equal amount in fiscal year 2006.

As of October 28, 2007, the Company had recorded a valuation allowance to reflect the estimated amount of deferred tax assets that might not ultimately be realized. In assessing whether deferred tax assets may be realized, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences, including carryforward losses and tax credits, become deductible. Subsequent to the Company’s acquisition of Goodtime, the Company has incurred significant net operating losses for book purposes and incurred a consolidated taxable loss for its tax year ending October 28, 2007. Further, the actual and potential adverse effects on the Company’s AWP business resulting from the opinion issued by the Attorney General in March 2007 creates additional doubts respecting the Company’s ability to generate taxable profits in the future. Accordingly, the Company’s “more likely than not” assessment respecting the future utilization of its deferred tax assets was principally based its book and tax losses after the acquisition of Goodtime and the uncertainty about its future business prospects resulting from the Attorney General’s opinion.

As of October 28, 2007, the Company had approximately $418,000 of net operating loss carryforward generated in fiscal year 2007 to offset against future taxable income for federal income tax purposes, which expires in 2027.

14. 401(k) Savings Plan

The Company sponsors a 401(k) deferred compensation plan in which its qualified employees may contribute up to 15% of their eligible earnings annually on a pretax basis. The Company matches 50% of the first 6% of the employees’ annual contribution to the plan, which matching contributions approximated $67,000 and $62,000 for fiscal years 2007 and 2006, respectively.

15. Capital Stock

As of and prior to October 28, 2007, there was no public trading market for either the Company’s or K&B’s capital stock.

Common Stock

On October 4, 2006, the Company issued approximately 7,624,000 shares of its common stock, inclusive of the restricted common shares discussed below, in exchange for all of the ownership interests in Goodtime. Immediately prior to the acquisition of Goodtime, the Company effected a reverse stock split such that its then issued and outstanding common stock shares were reduced to approximately 336,000 shares from approximately 3,855,000 shares.

Concurrent with the Company’s acquisition of Goodtime, approximately 1,128,000 shares of restricted common stock with a fair value of $5.00 per share were granted to certain of the Company’s officers, certain employees and all of its non-employee directors in exchange for their profit interests in Goodtime. Approximately 305,000 of such restricted shares with a total fair value of $1,525,000 were vested at the grant date. During fiscal year 2007, approximately 604,000 of the restricted shares with a total fair value of $3,020,000 became vested and approximately 79,000 such shares with a total fair value of $395,000 were forfeited. The remaining approximate 140,000 nonvested restricted shares with a total fair value of $700,000 are expected to vest on August 3, 2008. All of the restricted common shares, including the forfeited shares, which are held as treasury stock, are considered to be issued shares for legal purposes. The holders of the restricted shares have the same rights and entitlements as the Company’s other common stockholders, such as voting and dividend rights, whether or not such restricted shares are vested.

Aces Wired, Inc.

Notes to Consolidated Financial Statements

In March 2007, a majority of the Company’s common stockholders approved the 2007 Stock Incentive Plan, which provides for equity and cash based awards as are defined in the 2007 Stock Incentive Plan. Common shares granted under the 2007 Stock Incentive Plan will be made from available unissued common stock and/or treasury stock. As of October 28, 2007, no awards had been made under the 2007 Stock Incentive Plan.

No dividends were paid to the Company’s common stockholders during fiscal years 2007 and 2006.

Series A Preferred Stock

On October 11, 2006, and as a condition precedent to its acquisition of Goodtime, the Company sold 1,612,000 shares of its nonredeemable Series A convertible preferred stock (the Series A Preferred Stock) for $8,060,000 (or $5.00 per share), before related issuance costs. The purchasers of the Series A Preferred Stock also received options to acquire up to an additional 322,400 shares of Series A convertible preferred stock at $5.00 per share (the Options). The Series A Preferred Stock automatically converts into an equal number of the Company’s common stock shares upon the effectiveness of a registration statement (the Registration Statement) the Company filed with the SEC on November 8, 2006, as amended. The Options, if not previously exercised, expire upon the effectiveness of the Registration Statement.

At issuance, the effective conversion rate per share of the Series A Preferred Stock was less than the fair value per share of the Company’s common stock, which constitutes an embedded beneficial conversion feature pursuant to EITF Issue No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios.” However, the intrinsic value of the beneficial conversion feature of approximately $399,000 and the resultant discount had not been recognized as of October 28, 2007 because of the contingency discussed below related to the effectiveness of the Registration Statement. Once the Registration Statement becomes effective and the Series A Preferred Stock become convertible, the beneficial conversion feature will be recorded as additional paid-in-capital and the discount will be recognized as a deemed dividend on the Series A Preferred Stock. Additionally, approximately $399,000 of the total sales proceeds of the Series A Preferred Stock was allocated to the Options based on the relative fair values at the issuance date of the Options and the Series A Preferred Stock, which allocated proceeds were recorded as additional paid-in-capital as of October 29, 2006. The initial carrying value of the Series A Preferred Stock was approximately $6,944,000 net of issuance costs of approximately $717,000.

As of October 28, 2007, the Registration Statement had not been declared effective by the SEC. Pursuant to the provisions of the Certificate of Designation for the Series A Preferred Stock, if the Registration Statement was not effective within 150 days of the issuance date of the Series A Preferred Stock, or March 10, 2007, the holders of the Series A Preferred Stock became entitled to dividends equal to $0.025 per share for each 30-day period following that deadline (or $40,300, pro rated for periods of less than 30 days). Accordingly, the Company began accruing the subject dividends as of March 11, 2007, which are payable within three business days after the end of each such 30-day or pro rated period.

The Company elected to account for its liability to pay dividends to the holders of the Series A Preferred Stock pursuant to FSP EITF 00-19-2. Under FSP EITF 00-19-2, if the transfer of consideration under a registration payment arrangement becomes probable and can be reasonably estimated subsequent to the inception of the arrangement, or if the measurement of a previously recognized contingent liability increases or decreases in a subsequent period, the initial recognition of the contingent liability or the change in a previously recognized contingent liability is recognized in earnings. The Company recognized expense of approximately $427,000, which represents the Company’s estimate of the total dividends it has paid and will be required to pay to the holders of the Series A Preferred Stock before the Registration Statement is declared effective by the SEC. This charge is included in other income (expense), net at the accompanying consolidated statement of operations for fiscal year 2007.

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

Aces Wired, Inc.

Notes to Consolidated Financial Statements

16. Other Commitments and Contingencies

Litigation related to the Attorney General’s Opinion

As discussed in Note 2, on March 6, 2007, the Attorney General issued an opinion which stated that AWP machines that record a player’s winnings on a stored-value debit card are illegal in Texas. While such opinion is not controlling in the state or binding in a court of law in that state, its issuance resulted either directly or indirectly in the following legal actions against the Company during fiscal year 2007.

Nueces County

On March 8, 2007, local authorities in Nueces County, Texas threatened legal actions in response to the Attorney General’s opinion that resulted in the temporary closure of the Company’s gaming amusement center in Corpus Christi, Texas. On March 9, 2007, the Company filed suit (Cause No. 07-60545-2; Aces Wired Amusement Center #5, LP v. Stellar Point, Ltd.) to enjoin that facility’s landlord from requiring it to vacate the premises as a consequence of the Attorney General’s opinion and the related actions of the local district attorney. The Corpus Christi center was reopened on June 19, 2007 pursuant to a temporary injunction issued by the County Court in Nueces County on March 23, 2007, which permitted the Company to operate the Corpus Christi gaming amusement center until a final hearing could be held on the merits of the case.

The case against Stellar Point, Ltd. was scheduled to be heard in the County Court of Law No.2, Nueces County on September 20, 2007. However, that trial setting was canceled and the Company requested that the case be heard on March 3, 2008. The court, on its own motion, entered an order dismissing the lawsuit finding that the court had no jurisdiction in the case, which order became final on January 11, 2008. Based upon conversations we had with local authorities while the lawsuit was pending, our operations have proceeded without disturbance since the dismissal of the case.

Bell County

On March 19, 2007, the Company received a request from the county attorney of Bell County, Texas requesting that it close its gaming amusement center in Killeen, Texas, which request was voluntarily complied with on that same date. On April 13, 2007, the Company filed suit (Cause No. 222,849-B; Aces Wired Amusement Center #2, LP v. Concho Rainbow, Inc.) to enjoin that facility’s landlord from requiring it to permanently vacate this leased facility as a consequence of the Attorney General’s opinion and the related actions of the local county attorney.

On June 25, 2007, the Company presented exhibits and gave testimony regarding its case against Concho Rainbow, Inc. in the 146th Judicial District Court of Bell County. The court took the evidence under advisement and requested that the Company prepare a trial brief before the court made a ruling, which the Company provided to the court on September 26, 2007. However, on January 22, the court dismissed the case, finding that the court did not have jurisdiction over the subject matter of the proceeding because a justiciable controversy did not exist between the landlord and the Company.

Potter County

On March 22, 2007, the county attorney in Potter County, Texas indicated that Potter County was amenable to an arrangement whereby the Company could continue to operate its gaming amusement center in Amarillo, Texas until such time that Potter County filed a nuisance action against the Company for the purpose of determining whether its AWP gaming machines constitute gambling devices, gambling paraphernalia or both under Texas law. On November 7, Potter County filed the nuisance action (a civil case) and the Company temporarily closed the Amarillo center on the following day.

The Company has requested that a hearing of the nuisance case be held as soon as possible; however, the county attorney’s office in Potter County has refused to cooperate with the Company in this regard. All parties in the nuisance action have filed requests with the 251st Judicial District Court of Potter County for a trial schedule, and the Company’s expects the court to issue a trial schedule by January 28, 2008.

Nilesh Enterprises

On April 30, 2007, the Company gave written notice of its intent to exercise an option to terminate early due to regulatory reasons the lease agreement for a facility in San Antonio, Texas. The Company entered into this lease in December 2006 for the purpose of opening a new gaming amusement center in the second fiscal quarter of 2007. However, as a consequence of the opinion issued by the Attorney General, which was issued pursuant to a request by the district attorney of Bexar County where this facility is located, the Company believed that if it proceeded with opening this center it would most likely face civil and possibly criminal charges. Concurrent with exercising the option, the Company paid a termination fee to the landlord equal to three months’ rentals, or approximately $83,000, as is provided for in the lease.

Aces Wired, Inc.

Notes to Consolidated Financial Statements

On December 27, 2007, Nilesh Enterprises, Inc. (Nilesh) filed suit in Bexar County, Texas District Court against the Company’s wholly-owned subsidiary Aces Wired Amusement Center No. 8, L.P. and the Company. In the lawsuit, Nilesh alleges that the Company breached and wrongfully terminated a commercial lease agreement. Nilesh seeks an unspecified amount of damages including the following: (1) past due rent; (2) brokerage commissions in connection with reletting the premises; and (3) legal fees and expenses.

On January 17, 2008, the Company filed its answer to this claim asserting that it is not liable to Nilesh because of a mutual mistake and/or unilateral mistake. Specifically, the purpose of the intended leasehold was frustrated as there are protective covenants attached to the premises that prohibit the property from being used as an “arcade of video games and pinball machines and the like.” Therefore, the lease was never valid because this restrictive covenant.

Although the Nilesh lawsuit does not specify an amount for damages claimed, the Company had previously received a written demand from Nilesh for similar damages of approximately $319,000. Based on the advice of legal counsel, management believes that an unfavorable ruling against it is remote and the Company has not recognized a contingent liability related to this lawsuit.

Arbitration

On June 7, 2007, the Company was notified by one of its gaming software providers and developers of that vendor’s intent to exercise its option to terminate an agreement because the games and gaming platform provided under the agreement were allegedly being used by the Company in violation of local gambling laws and regulations. On June 19, 2007, the Company responded to the notice by stating that its AWP games and system are fully compliant with applicable Texas law and exercised its right under the subject agreement to settle the issue in arbitration. On July 18, 2007, an arbitration meeting was held among all parties of interest, and on September 6, 2007, the arbitrator concluded that the Company’s AWP machines and system comply with Texas gambling laws. On September 24, 2007, the United States District Court for the Western District of Texas confirmed the arbitrator’s opinion.

Conclusion

In Texas, AWP gaming is not a state regulated industry, and state laws pertaining to gambling are interpreted and enforced usually at the county level. While the Company believes its AWP gaming system and Ace Advantage Card are legal, there is no assurance the Company will ultimately prevail in the case in Potter County. While the permanent closure of the Amarillo amusement center in itself would not have a significant adverse affect on the Company’s results of operations and financial condition, an unfavorable ruling in Potter County could set a undesirable precedence and might encourage similar legal actions against the Company’s AWP operations in other counties in Texas. Prolonged and/or permanent closures of gaming amusement centers resulting from such future litigation, if any, could collectively have an material adverse effect on the Company’s results of operations and financial condition.

Other Litigation

As of October 28, 2007, there were no other legal proceedings, either anticipated or threatened, to which the Company was a party to or to which the Company’s property was subjected.

Guarantees and Indemnification

The Company provides a guaranty to the bank that sponsors the Ace Advantage Card for any losses the bank might incur in administering the sponsorship agreement. The Company believes that if it becomes obligated to settle this guaranty, it would not have a material effect on its results of operations or financial condition.

Aces Wired is a guarantor of K&B’s $350,000 credit facility that expires on April 30, 2008. There were no obligations outstanding under this credit facility as of October 28, 2007.

The Company is the lessee under certain leases for real property. It is common in such commercial lease transactions for the lessee to agree to indemnify the lessor and other related third parties for tort liabilities that arise out of or relate to lessee’s use or occupancy of the leased premises. In some cases, this indemnity extends to related liabilities arising from the negligence of the indemnified parties, but usually excludes any liabilities caused by their gross negligence or willful misconduct. Additionally, the lessee typically indemnifies such parties for any environmental liability that arises out of or relates to its use of the leased premises. The Company believes that it is adequately covered by insurance (subject to deductibles) for most tort liabilities and related indemnities described above with respect to real property that it leases.

Aces Wired, Inc.

Notes to Consolidated Financial Statements

17. Transactions with Related Parties

Loans from Officers and Stockholders

In November 2005, the Company’s president and chief executive officer, Mr. Kenneth Griffith, loaned the Company approximately $620,000, of which approximately $248,000 was repaid during fiscal year 2006 and the balance was converted into a 4.48% unsecured, demand promissory note payable, due November 11, 2007. Interest of approximately $17,000 and $16,000 was accrued on the note during fiscal years 2007 and 2006 and is included in interest expense in the respective accompanying consolidated statements of operations. On October 28, 2007, this note, together with interest accrued on the note since its inception, was exchanged for a new 4.88% unsecured, non-demand promissory note in the amount of approximately $405,000, which matures on May 3, 2009.

In November 2005, the Company’s executive vice president and chief operating officer, Mr. Knowles Cornwell, loaned the Company approximately $380,000, of which approximately $152,000 was repaid during fiscal year 2006 and the balance was converted into a 4.48% unsecured, demand promissory note payable, due November 11, 2007. Interest of approximately $10,000 per fiscal year was accrued on the note during fiscal years 2007 and 2006 and is included in interest expense in the respective accompanying consolidated statements of operations. On October 28, 2007, this note, together with interest accrued on the note since its inception, was exchanged for a new 4.88% unsecured, non-demand promissory note in the amount of approximately $248,000, which matures on May 3, 2009.

In January 2006, the Company’s chairman of the board and its principal stockholder, Mr. Gordon Graves, made a capital contribution of $400,000 to Goodtime and loaned the Company $600,000 in the form of a 4.64% unsecured, demand promissory note payable, due January 20, 2008. Interest of approximately $27,000 and $22,000 was accrued on the note during fiscal years 2007 and 2006 and is included in interest expense in the respective accompanying consolidated statements of operations. On October 28, 2007, this note, together with interest accrued on the note since its inception, was exchanged for a new 4.88% unsecured, non-demand promissory note in the amount of approximately $649,000, which matures on May 3, 2009.

Lease Obligations to Officers and Stockholders

The Company leases office and warehouse space in Dallas, Houston, and San Antonio, Texas both directly and indirectly from Messrs. Griffith and Cornwell. Rentals are fixed and range from $7,500 per month to $3,500 per month. The Company incurred rent expense under these leases of approximately $223,000, inclusive of executory costs for which the Company is liable under the leases, during each of fiscal years 2007 and 2006, which expenses are included in operating expenses - bingo supply and services at the accompanying consolidated statements of operations for those two fiscal years. The leases for the Dallas and San Antonio facilities expire at the end of October 2008, and the lease for the Houston facility expires at the end of January 2010. None of the leases provide for renewal options; however, the Company expects to renew or replace the leases in the normal course of business. Minimum lease payments of approximately $255,000 were remaining under these leases as of October 28, 2007, exclusive of executory costs.

Employment Agreements

On March 8, 2007, the Company entered into employment agreements, with Messrs. Griffith and Cornwell (the Employment Agreements). The Employment Agreements provide for three-year terms, effective March 1, 2007, and guarantee Messrs. Griffith and Cornwell with annual base salaries of not less than $350,000. Under the terms of the Employment Agreements, Messrs. Griffith and Cornwell participate in all other compensation and benefits plans provided generally to all of the Company’s employees, including the 2007 Stock Incentive Plan, and provides the officers or their heirs, as applicable, with certain compensation in the event their employment with the Company ends prior to the expiration of the Employment Agreements due to reasons such as their death, disability or termination by the Company without cause.

On March 8, 2007, the Company entered into a new employment agreement with Mr. Christopher Domijan, its executive vice president, chief financial officer and secretary (the New Employment Agreement), which replaced an employment agreement the Company originally entered into with Mr. Domijan in October 2005. The New Employment Agreement provides for a three-year term, effective April 1, 2007, and guarantees Mr. Domijan with an annual base salary of not less than $230,000. Under the terms of the New Agreement, Mr. Domijan participates in all other compensation and benefits plans provided generally to all of the Company’s employees, including the 2007 Stock Incentive Plan, and provides him or his heirs, as applicable, with certain compensation in the event his employment with the Company ends prior to the expiration of the New Employment Agreement due to reasons such as his death, disability or termination by the Company without cause.

As part of his original employment agreement with the Company, Mr. Domijan received a 5% profit interest in Goodtime prior to subsequent dilution. Concurrent with the Company’s acquisition of Goodtime in October 2006, Mr. Domijan’s profit interest in Goodtime was exchanged for 360,847 shares of the Company’s restricted common stock, which shares became fully vested on March 31, 2007.

Aces Wired, Inc.

Notes to Consolidated Financial Statements

Other Related Party Transactions

Graves Management, Inc. (Graves), an affiliated company owned by Mr. Graves, provides the Company with consulting services related to its AWP business operations, for which the Company incurred expenses of approximately $81,000 and $114,000 during fiscal years 2007 and 2006, respectively. The agreement may be terminated by either party by giving 30 days advance written notice. Effective April 1, 2007, Graves agreed to defer the payments due to it under this agreement to help defray the legal costs arising from the adverse opinion issued by the Attorney General in March 2007, which liability was approximately $47,000 as of October 28, 2007. Mr. Graves has never been personally compensated under this agreement.

In May 2006, the Company sold a building for approximately $37,000 to Mr. Griffith and recognized an approximate $18,000 gain, which is included in other income (expense), net in the accompanying consolidated statement of operations for fiscal year 2006. In May 2006, the Company also sold to Mr. Griffith a whole-life insurance policy on him at the policy’s $41,065 cash surrender value. No gain or loss was recorded on the sale.

Mr. Graves beneficially owns 400,000 shares of the Series A Preferred Stock, upon which the Company accrued dividends of approximately $106,000 during the fiscal year 2007. Approximately $46,000 of these dividends was unpaid as of October 28, 2007, which liability is included in other accrued expenses and liabilities at the consolidated balance sheet for fiscal year 2007. The purpose of these dividends, which were accrued on all outstanding shares of Series A Preferred Stock during fiscal year 2007, is discussed at Note 15.

During fiscal year 2007, the Company paid approximately $25,000 and $3,000, respectively, to two non-employee members of its board of directors for consulting services.

18. Critical Suppliers

The Company’s future operating results might be affected by a number of factors, including the availability of goods and services provided by its suppliers. For fiscal year 2007, approximately one-third of the Company’s revenue from its bingo supply distribution business came from the rental of electronic bingo card-minding machines supplied by one vendor. Additionally, substantially all of the games played on the Company’s AWP machines, which are specially modified to comply with Texas law regarding gambling devices, are provided by just two vendors. Interruptions in the provision and/or the availability of such machines and games for a prolonged period, if not permanently, could have a material adverse effect on the Company’s results of operations and financial position if the Company is not able to timely find substitute suppliers for these goods and services.

19. Segment Information.

Description of Segments

SFAS 131 requires disclosures related to certain components of a company for which separate financial information is available that is evaluated regularly by a company’s chief operating decision maker in deciding the allocation of company resources and assessing performance. The Company has two principal operating subsidiaries, K&B and AWLLC, each of which is or is the primary component of a reportable business segment pursuant to SFAS 131. K&B is a state licensed supplier of electronic bingo games and equipment, branded pull tabs and bingo supplies in Texas and has been in business for over 29 years. AWLLC was organized in June 2004 and, together with certain other of the Company’s subsidiaries, does business in the AWP amusement gaming industry in Texas. As of October 28, 2007, AWLLC was operating 230 AWP machines in four gaming amusement centers, compared to the 193 AWP machines AWLLC was operating in six gaming amusement centers at the end of fiscal year 2006. Texas is currently the only geographic area in which the Company has business operations and properties.

Segment Data

The Company derives the results of operations and other financial information regarding K&B and AWLLC directly from the same financial reporting system that the Company uses to prepare its consolidated financial statements and other financial management reports. Management measures the performance of each operating business segment based on several metrics including net earnings from operations and earnings before interest, income taxes and depreciation and amortization. Management uses these financial metrics to assist it in evaluating the performance of and to assign resources to each of its operating business segments. The Company does not allocate to its operating business segments any corporate-level expenses (such as compensation for its executive officers), nonoperating income and expenses not identifiable with an operating business segment and income taxes. As used hereinafter, the bingo supply and services business segment is referred to as Bingo and the AWP amusement gaming business segment is referred to as AWP. Corporate fiscal and other unallocated income and expenses, which include income taxes, are referred to as Corporate. The Company historically has had no intersegment revenue nor does it expect to have any significant intersegment revenue in the near term.

Aces Wired, Inc.

Notes to Consolidated Financial Statements

Most of the Company’s assets are accounted for at a subsidiary level, which for the most part corresponds with its business segments. Certain assets are, however, allocated by the Company to the business segment that is the principal beneficiary from the realization of those assets. Corporate and other unallocated assets after elimination of intercompany receivables are composed primarily of cash and cash equivalents, income taxes receivable/payable and deferred income tax assets. The Company’s long-lived assets are comprised primarily of property and equipment, goodwill and purchased intangible assets.

Selected condensed financial information for the Company’s business segments for fiscal years 2007 and 2006 is presented in the following tables.

	Fiscal Year 2007
	Bingo	AWP	Corporate	Consolidated
Revenue, net	$15,166,451	$5,770,293	$—	$20,936,744
Depreciation and amortization (a)	(357,768)	(988,496)	(26,501)	(1,372,765)
Other significant noncash expenses:
Share-based compensation	—	(126,216)	(1,384,525)	(1,510,741)
Abandonment losses	—	(458,418)	—	(458,418)
Provisions for doubtful accounts receivable and inventory valuation	(261,605)	—	—	(261,605)
Segment income (loss) before income taxes	2,997,234	(2,285,438)	(4,502,740)	(3,790,944)
Income tax benefit			534,327	534,327
Net loss			(3,968,413)	(3,256,617)

Segment assets	$3,260,165	$10,087,117	$2,831,173	$16,178,455
Acquisitions of property and equipment (including noncash acquisitions)	255,706	2,390,745	34,917	2,681,368

	Fiscal Year 2006
	Bingo	AWP	Corporate	Consolidated
Revenue, net	$15,489,201	$2,400,339	$-	$17,889,540
Depreciation and amortization (b)	(337,556)	(527,801)	(24,296)	(889,653)
Other significant noncash expenses:
Share-based compensation	-	(48,316)	(3,572,341)	(3,620,657)
Abandonment losses	-	(22,624)	-	(22,624)
Provisions for doubtful accounts receivable and inventory valuation	(267,250)	-	-	(267,250)
Segment income (loss) before income taxes	2,970,905	(1,445,721)	(5,994,097)	(4,468,913)
Income tax expense			(631,671)	(631,671)
Net loss			(6,625,768)	(5,100,584)

Segment assets	$3,289,840	$8,504,679	$6,752,132	$18,546,651
Acquisitions of long-lived assets (including noncash acquisitions):
Goodwill	$-	$2,913,522	$-	$2,913,522
Intangible assets	-	1,553,400	-	1,553,400
Property and equipment	501,927	3,216,540	-	3,718,467
Total	501,927	7,683,462	-	8,185,389

(a)
Includes approximately $154,000 related to the amortization of certain intangible assets that is included in other operating expenses for the Bingo and AWP business segments at the accompanying statement of operations for fiscal year 2007.

(b)
Includes approximately $153,000 related to the amortization of certain intangible assets that is included in other operating expenses for the Bingo and AWP business segments at the accompanying statement of operations for fiscal year 2006.

Abandonment Losses

As described in Note 2, during fiscal year 2007, the Company recognized impairment losses of approximately $357,000 related to certain personal property and tenant improvements for two gaming amusement centers it abandoned as a consequence of the adverse opinion issued by the Attorney General in March 2007. During fiscal year 2007, the Company also recognized impairment losses of approximately $101,000 resulting primarily from the abandonment of tenant improvements to leased gaming center facilities it closed for operational reasons.

Aces Wired, Inc.

Notes to Consolidated Financial Statements

In July 2006, the Company abandoned unamortized leasehold improvements of approximately $23,000 after it closed an amusement gaming center due to threatened legal action the Company chose not to contest.

Major Customers

No single customer represented 10% or more of the Company’s total net revenue for either fiscal year 2007 or fiscal year 2006.