Form 10QSB
period 2008-02-03
Aces Wired Inc
filed 2008-03-13
CIK 1164621

As filed with the Securities and Exchange Commission on March 13, 2008

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended February 3, 2008

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☒

We had 9,741,077 shares of common stock outstanding as of March 13, 2008.

Transitional Small Business Disclosure Format (check one). Yes ☐ No ☒

ACES WIRED, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Aces Wired, Inc.
Consolidated Balance Sheets
As of February 3, 2008 and October 28, 2007

	February 3,	October 28,
	2008	2007
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$2,877,367	$3,610,045
Restricted cash	193,632	90,969
Trade accounts receivable, net of provisions for doubtful accounts of $204,789 and $163,143 for 2008 and 2007, respectively	1,059,964	893,582
Inventory, net	872,506	789,875
Income taxes receivable	359,779	359,779
Prepaid expenses and other	770,720	325,830
Deferred income tax assets, net	107,167	95,474
Total current assets	6,241,135	6,165,554
Property and equipment, net of accumulated depreciation and amortization of $3,056,863 and $3,029,332 for 2008 and 2007, respectively	5,885,459	5,641,223
Goodwill	2,913,522	2,913,522
Intangible assets, net	1,125,036	1,185,596
Other assets	253,555	272,560
Total assets	$16,418,707	$16,178,455

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities and deferred credits
Current maturities of capitalized lease obligations	$342,951	$352,945
Trade accounts payable	893,090	527,216
Cardholder liability	227,497	90,969
Income taxes payable	93,864	62,858
Other current liabilities and deferred credits	838,614	660,185
Total current liabilities and deferred credits	2,396,016	1,694,173
Long-term notes payable to related parties	1,319,061	1,302,002
Long-term capitalized lease obligations, less current maturities	487,634	576,999
Deferred income tax liabilities, net	107,167	95,474
Other liabilities and deferred credits	309,791	228,471
Total liabilities and deferred credits	4,619,669	3,897,119
Commitments and contingencies
Stockholders' equity
Series A convertible preferred stock (liquidation preference of $8,113,733 as of February 3, 2008)	1,612	1,612
Common stock	8,000	8,000
Additional paid-in capital	17,732,254	17,639,510
Accumulated deficit	(5,942,749)	(5,367,707)
Treasury stock	(79)	(79)
Total stockholders' equity	11,799,038	12,281,336
Total liabilities and stockholders' equity	$16,418,707	$16,178,455

See accompanying Notes to Consolidated Financial Statements.

 Aces Wired, Inc.
Consolidated Statements of Operations
For the Three-month Periods ended February 3, 2008 and January 28, 2007
(unaudited)

	Three Months ended
	February 3,	January 28,
	2008	2007
Revenue
Bingo supply and services	$3,776,496	$3,878,203
Amusement-with-prize	2,519,251	1,698,151
Other	10,023	2,911
Less promotional allowances	(156,720)	(99,249)
Total revenue, net	6,149,050	5,480,016
Expenses
Cost of sales (bingo products)	2,031,214	2,114,736
Amusement-with-prize (includes share-based compensation of $23,387 for 2007)	2,553,420	1,753,439
Bingo supply and services	859,347	861,616
Corporate overhead (includes share-based compensation of $92,744 and $683,181 for 2008 and 2007, respectively)	866,253	1,397,789
Depreciation and amortization	330,286	268,798
Total expenses	6,640,520	6,396,378
Operating loss	(491,470)	(916,362)
Other income (expense)
Interest income	19,120	69,036
Interest expense	(41,883)	(51,717)
Other, net	(29,803)	(1,483)
Total other income (expense), net	(52,566)	15,836
Loss before income taxes	(544,036)	(900,526)
Income tax (expense) benefit	(31,006)	71,309
Net loss	$(575,042)	$(829,217)
Net loss per common stock share:
Basic and Diluted	$(0.07)	$(0.12)
Weighted average number of common stock shares outstanding:
Basic and Diluted	7,781,311	7,200,972

See accompanying Notes to Consolidated Financial Statements.

Aces Wired, Inc.
Consolidated Statement of Changes in Stockholders’ Equity
For the Three-month Period ended February 3, 2008
(unaudited)

	Series A
	convertible		Additional
	preferred	Common	paid-in	Accumulated	Treasury
	stock (*)	stock (**)	capital	deficit	stock (***)	Total

Balance at October 28, 2007	$1,612	$8,000	$17,639,510	$(5,367,707)	$(79)	$12,281,336
Net loss for the three-month period ended February 3, 2008	-	-	-	(575,042)	-	(575,042)
Share-based compensation	-	-	92,744	-	-	92,744
Balance at February 3, 2008	$1,612	$8,000	$17,732,254	$(5,942,749)	$(79)	$11,799,038

(*)	Series A convertible preferred stock, $.001 par value; 5,000,000 shares authorized and 1,612,000 shares issued and outstanding as of February 3, 2008 and October 28, 2007.

(**)	Common stock, $.001 par value; 45,000,000 shares authorized; 8000,019 shares issued and 7,921,077 shares outstanding as of February 3, 2008 and October 28, 2007.

(***)	Treasury stock, 78,942 shares at $.001 par value as of February 3, 2008 and October 28, 2007.

See accompanying Notes to Consolidated Financial Statements.

Aces Wired, Inc.
Consolidated Statements of Cash Flows
For the Three-month Periods ended February 3, 2008 and January 28, 2007
(unaudited)

	Three Months ended
	February 3,	January 28,
	2008	2007
Cash Flows from Operating Activities
Net loss	$(575,042)	$(829,217)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	308,176	246,688
Share-based compensation	92,744	706,568
Amortization of intangible assets	60,560	60,561
Provision for doubtful accounts receivable	41,646	4,157
Inventory valuation provision	31,159	41,479
Deferred income taxes	-	(34,180)
Other, net	2,862	10,389
Changes in operating assets and liabilities:
Restricted cash	(102,663)	(41,359)
Trade accounts receivable	(208,028)	(200,606)
Inventory	(113,790)	(157,311)
Income taxes receivable	-	(31,766)
Prepaid expenses and other current assets	(92,389)	(211,973)
Trade accounts payable	365,874	(78,774)
Income taxes payable	31,006	(456,364)
Other current liabilities and deferred credits	75,469	157,853
Other, net	34,469	(1,899)
Net cash used in operating activities	(47,947)	(815,754)
Cash Flows from Investing Activities
Acquisitions of property and equipment	(552,412)	(370,110)
Other	(32,960)	-
Net cash used in investing activities	(585,372)	(370,110)
Cash Flows from Financing Activities
Repayments of debt and capitalized lease obligations	(99,359)	(156,639)
Net cash used in financing activities	(99,359)	(156,639)
Net decrease in cash and cash equivalents	(732,678)	(1,342,503)
Cash and cash equivalents - beginning of the period	3,610,045	7,101,042
Cash and cash equivalents - end of the period	$2,877,367	$5,758,539
Supplemental disclosures of cash flows:
Cash paid during the period for interest	$31,095	$38,074
Cash paid during the period for income taxes	$-	$451,000
Noncash investing and financing activities:
Negative amortization of notes payable to related parties	$17,059	$13,643
Accrual of deferred acquisition costs	$213,905	$-

See accompanying Notes to Consolidated Financial Statements.

Aces Wired, Inc.

Notes to Consolidated Financial Statements

1. Business and Basis of Presentation

Aces Wired, Inc. (the Company) is the parent company of Goodtime Action Amusement Partners, L.P., a gaming and recreation company created on October 31, 2005 in a business combination with K&B Sales, Inc. (K&B) and Aces Wired, LLC (AWLLC). K&B distributes electronic bingo games and related equipment, supplies, and branded pull-tabs to charity bingo licensees throughout the state of Texas and has been in business for over 29 years. AWLLC was organized in June 2004 and operates in the amusement-with-prize (AWP) gaming market in Texas where it utilizes its proprietary financial redemption/player card system (the Ace Advantage Card system). This system allows the Company’s gaming patrons to use the prize points they win from playing the Company’s AWP machines for future redemptions for noncash merchandise from participating merchants. As of February 3, 2008, the Company operated 319 AWP gaming machines in five gaming amusement centers (called Ace Gaming Amusement Centers) and had licensed an additional 85 AWP machines to certain bingo hall operators under revenue participation agreements.

As described in more detail at Note 2, litigation resulting from an opinion issued by the Attorney General of Texas in March 2007 resulted in the temporary closure of the Company’s gaming amusement center in Amarillo, Texas on November 9, 2007. Excepting certain costs associated with the closure of the Amarillo center, these financial statements do not contain any other adjustments, including the recognition of impairment losses on the Company’s goodwill and other long-lived assets, resulting from such closure or other events resulting from the Attorney General’s opinion that might materially and adversely affect the Company’s amusement-with-prize gaming business in the future.

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10−QSB and Item 310(b) of Regulation S−B of the U.S. Securities and Exchange Commission. Accordingly, these interim financial statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying consolidated financial statements contain all adjustments, including normal recurring adjustments, necessary for the fair presentation of the Company’s consolidated results of operations and financial position for the periods presented. Historically, demand for the Company’s bingo supply products has been strongest during the first and second fiscal quarters, but has not otherwise typically experienced significant seasonal fluctuations. To date, seasonal demand for the Company’s relatively new AWP gaming services has mirrored that of its bingo supply business, which management believes is primarily due to the fact that most of its amusement gaming centers are located in or adjacent to bingo halls. The seasonality in the Company’s AWP business and/or the demographics of it gaming patrons may change in the future as the Company opens more centers that are not as accessible to bingo hall customer traffic. Accordingly, the results of operations for the periods presented are not necessarily indicative of the results of operations to be expected for the entire year. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto of Aces Wired, Inc. included in the Company’s Annual Report on Form 10−KSB for the fiscal year ended October 28, 2007.

The Company’s fiscal year is a 52- or 53-week period ending on the Sunday closest to October 31 of each calendar year, which convention periodically necessitates a 53-week fiscal year. As used in this report, the periods referred to as the three-month periods ended February 3, 2008 and January 28, 2007 were 14-week and 13-week periods, respectively.

2. Business Risk

Texas law excludes from the definition of a gambling device all electronic, electromechanical, or mechanical contrivances designed, made and played solely for bona fide amusement purposes if the contrivance rewards the player exclusively with noncash merchandise prizes, toys or novelties, or a representation of value redeemable for those items, subject to certain value limitations. The Company’s AWP machines, which are played exclusively with the Ace Advantage Card, are expressly designed and deployed in a manner that the Company believes is compliant with Texas law. However, AWP gaming is not a state regulated industry in Texas and the interpretation and enforcement of laws and regulations associated with gambling and/or gambling devices is generally done at the local (usually county) level of government. On March 6, 2007, the Attorney General of Texas (the Attorney General) issued an opinion that amusement-with-prize machines that record a player’s winnings on a stored-value debit card are illegal in Texas. Although an Attorney General’s opinion is not a promulgation of law in Texas or binding on a court of law in that state, authorities in certain counties in Texas took legal action against the Company’s AWP operations claiming that its AWP machines and Ace Advantage Card operate in a manner similar to the types of gaming machines and cards described in the Attorney General’s opinion and are therefore illegal gambling devices.

On March 22, 2007, authorities in Amarillo, Potter County, Texas notified the Company of their intent to file a nuisance (or civil) action against the Company for the purpose of determining whether its AWP gaming machines constitute illegal gambling devices and/or gambling paraphernalia under Texas law. Under the terms of an agreement with Potter County, the Company continued to operate the Amarillo center until November 8, 2007 when the nuisance action was filed (The State of Texas v. Aces Wired, Inc., Aces Wired Amusement Center #4, LP, Goodtime Action Amusement Partners, et al). A trial date of September 8, 2008 has been scheduled in the 251st Judicial District Court of Potter County.

Aces Wired, Inc.

Notes to Consolidated Financial Statements

Statement of Financial Accounting Standards (SFAS) No. 5, “Accounting for Contingencies,” requires the accrual of losses when they are probable and relate to the current or prior periods. Based on consultation with legal counsel, the Company cannot currently determine if it will have to permanently close the Amarillo center (as a consequence of an unfavorable ruling in the nuisance action). However, the Company considers this contingency to be reasonably possible. If the Company is required to permanently close the Amarillo center, it would incur an impairment loss of approximately $190,000 based on the carrying values as of February 3, 2008 of the leasehold improvements to and certain personal property located at that center. In connection with the temporary closure of the Amarillo amusement center, the Company recognized expenses of approximately $102,000 in the three-month period ended February 3, 2008 for facility rent (through September 2008) and employee severance payments.

The Attorney General’s opinion also prompted other legal actions in March 2007 against the Company’s AWP operations that resulted in the temporary closure of the Company’s gaming amusement centers in Corpus Christi, Texas (which reopened in June 2007) and Killeen, Texas (which was permanently closed in October 2007). The Company also abandoned a leasehold in April 2007 as a consequence of the Attorney General’s opinion, where it had planned to open an amusement center.

The Company is not currently aware of any other planned or threatened legal action that could be expected to result in the closure of any of its AWP amusement centers currently in operation. As noted previously, the legality of AWP gaming in Texas is currently determined at the local (usually county) level of government rather than by the state. Accordingly, while the Company’s AWP operations might for the moment be considered compliant with applicable law in certain counties, there are no assurances the Company will not face future legal action in those and/or other counties in Texas where it conducts its AWP business. In the event the Company is forced to cease operation of all or substantially all of its AWP gaming business in Texas for a prolonged period it could have a material and adverse effect on the Company’s results of operations and financial position.

3. Reclassifications

Certain financial statement amounts for the three-month period ended January 28, 2007 have been reclassified to conform to the financial statement presentation for the comparable three-month period for fiscal year 2008.

4. Recently Issued Accounting Pronouncements

The Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes- an interpretation of FASB Statement No. 109,” (FIN48) in the first quarter of its fiscal year ending November 2, 2008. FIN48 provides guidance for recognizing and measuring uncertain tax positions, as defined in SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a threshold condition that an uncertain tax position must meet for any of the benefits of that tax position to be recognized in the financial statements. Guidance is also provided regarding derecognition, classification and disclosure of these uncertain tax positions including the classification of interest and penalties related to tax uncertainties. As of February 3, 2008, the Company had no uncertain tax positions that affected its consolidated results of operations and financial position, nor was it subject to audits or reviews by any tax authority.

5. Loss Per Common Stock Share

Approximately 1,752,000 and 2,359,000 cumulative shares of nonvested restricted common stock and potential common shares related to convertible preferred stock are not included in the computations of diluted net loss per common stock share for the three-month periods ended February 3, 2008 and January 28, 2007, respectively, because their inclusion would be antidilutive.

On February 14, 2008, 1,612,000 shares of the Company’s Series A preferred stock were automatically converted into an equal number of the Company’s common stock shares concurrent with the effectiveness of a registration statement related to the resale of such common shares. On February 14, 2008, the Company also sold in a private placement 208,000 shares of Series A preferred stock, which were automatically converted into an equal number of the Company’s common stock shares concurrent with the effectiveness of a registration statement on March 6, 2008 related to the resale of such common shares.

6. Revenue Recognition

In November 2007, the Company introduced a program by which it licenses AWP gaming machines, games and back-office systems and provides ancillary services to bingo hall operators in Texas. Under these arrangements, the Company receives revenue based on a percentage of the hold per day generated by the licensed gaming machines. Revenue and expense associated with this program, which to date have not been significant, are included in amusement-with-prize revenue and expense at the accompanying consolidated statement of operations for the three-month period ended February 3, 2008.

Aces Wired, Inc.

Notes to Consolidated Financial Statements

7. Impairment

SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (SFAS 144) and SFAS No. 142, “Goodwill and Other Intangible Assets,” (SFAS 142) require an entity to test the carrying values of its long-lived assets, including intangible assets and goodwill, whenever events and circumstances indicate that such long-lived assets might be impaired. In light of the adverse events resulting from the opinion issued by the Attorney General, the Company tested the carrying values as of October 28, 2007 of the long-lived assets and goodwill associated with its AWP reporting unit in accordance with the applicable guidance provided in SFAS 144 and SFAS 142. Based on the results of these tests, the Company concluded that the carrying values of such long-lived assets were recoverable and that its goodwill was not impaired. No events occurred subsequent to October 28, 2007, including the closure of the Amarillo center (which was considered in the aforementioned impairment tests), that cause management to believe the Company’s long-lived assets and goodwill have since become impaired.

8. Restricted Cash and Cardholder Liability

Restricted cash as of February 3, 2008 and January 28, 2007 consisted of a non-interest bearing account controlled by a bank that sponsors the Ace Advantage Card, which restricted funds are used by the Company to settle the redemptions of prize points processed by the bank. Pursuant to the terms of the subject sponsorship agreement, the Company is also required to maintain a $5,000 cash security deposit with the bank, which was included in other assets in the accompanying consolidated balance sheets as of February 3, 2008 and October 28, 2007.

Cardholder liability represents the cash equivalent value of the cumulative outstanding prize points on the Ace Advantage Cards as of February 3, 2008 and October 28, 2007. Although the Company pre-funds the future settlement of this liability with the sponsor bank that issues the cards, the Company remains the primary obligor for this obligation until such time that the related prize points are actually redeemed or expire.

9. Prepaid Expenses and Other

Prepaid expenses and other consisted of the following amounts as of February 3, 2008 and October 28, 2007.
	February 3,	October 28,
	2008	2007

Deferred acquisition costs	$231,406	$—
Rent	164,781	74,365
Licenses and royalties	118,755	88,626
Insurance	97,963	133,667
Advertising	48,034	—
Other	109,781	29,172
	$770,720	$325,830

10. Intangible Assets

The fair values and net book values of the Company’s intangible assets as of February 3, 2008 and October 28, 2007 are presented in the following table. The Company’s intangible assets were acquired in a business combination or were otherwise purchased.

	As of February 3, 2008			As of October 28, 2007
	Fair value at acquisition	Accumulated amortization	Net book value	Fair value at acquisition	Accumulated amortization	Net book value
Proprietary computer software	$884,400	(163,585)	$720,815	$884,400	(141,475)	$742,925
Favorable electronic games contract	669,000	(300,610)	368,390	669,000	(267,160)	401,840
Customer list	100,000	(64,169)	35,831	100,000	(59,169)	40,831
	$1,653,400	(528,364)	$1,125,036	$1,653,400	(467,804)	$1,185,596

Amortization of the Company’s intangible assets was $60,560 and $60,561 for the three-month periods ended February 3, 2008 and January 28, 2007, respectively, and is included in the following expense amounts in the accompanying consolidated statements of operations for those two periods.

	Three-month Period ended
	February 3, 2008	January 28, 2007

Amusement-with-prize	$33,450	$33,450
Depreciation and amortization	22,110	22,110
Bingo supply and services	5,000	5,001
	$60,560	$60,561

The estimated future amortization expense as of February 3, 2008 of the Company’s intangible assets is as follows.

Fiscal year
2008 (remaining nine months)	$181,680
2009	242,240
2010	223,071
2011	88,880
2012	88,440
Thereafter	300,725
$1,125,036

11. Income Taxes

Income tax expense for the three-month period ended February 3, 2008 was comprised solely of Texas margin taxes payable. The Company did not recognize a federal income tax benefit for the 2008 period due to the inability to carryback the net operating loss incurred in that period and because management believes a full valuation allowance on deferred tax assets is warranted as there is reasonable doubt the Company will be able to realize such benefits in future periods. The income tax benefit for the three-month period ended January 28, 2007 consisted primarily of a federal benefit resulting from the carryback of the net operating loss incurred for that period. The less than expected income tax benefit for the 2007 period was due primarily to the non-deductibility of share-based compensation expense recognized during that period.

12. Transactions with Related Parties

On December 19, 2007, a special committee of the Company’s board of directors approved an agreement between the Company and Graves Management, Inc. (Graves Management) pursuant to which the Company received an option to purchase an approximate 62% interest in a limited partnership that owns a dog racing license and facility in Corpus Christi, Texas. Graves Management is owned by the Company’s chairman of the board of directors. This agreement also obligated the Company to reimburse Graves Management approximately $214,000 it had paid to acquire the option from the limited partnership. The option and associated liability are included in prepaid expenses and other and other current liabilities and deferred credits, respectively, in the accompanying consolidated balance sheet as of February 3, 2008.

Aces Wired, Inc.

Notes to Consolidated Financial Statements

13. Segment Information

Description of Segments

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” (SFAS 131) requires disclosures related to certain components of a company for which discrete financial information is available that is evaluated regularly by a company’s chief operating decision maker in deciding the allocation of company resources and assessing performance. The Company has two principal operating subsidiaries, K&B and AWLLC, each of which is or is a component of a reportable business segment pursuant to SFAS 131. K&B is a state licensed supplier of electronic bingo games and equipment, branded pull-tabs and bingo supplies in Texas and has been in business for over 29 years. AWLLC was organized in June 2004 and, together with certain other of the Company’s subsidiaries, does business in the AWP gaming industry in Texas. As of February 3, 2008, AWLLC was operating 319 AWP machines in five gaming amusement centers, compared to the 225 AWP machines AWLLC was operating in six gaming amusement centers as of January 28, 2007. Additionally, AWLLC had licensed 85 AWP machines to three bingo hall operators as of February 3, 2008 under revenue participation agreements. Texas is currently the only geographic area in which the Company has business operations and properties.

Segment Data

The Company derives the results of operations and other financial information regarding K&B and AWLLC directly from the same financial reporting system that the Company uses to prepare its consolidated financial statements and other financial management reports. Management measures the performance of each operating business segment based on several metrics including net earnings from operations and earnings before interest, income taxes and depreciation and amortization. Management uses these financial metrics to assist it in evaluating the performance of and to assign resources to each of its operating business segments. The Company does not allocate to its operating business segments any corporate-level expenses (such as compensation for its executive officers and administrative staff), nonoperating income and expenses not identifiable with an operating business segment and income taxes. As used hereinafter, the bingo supply and services business segment is referred to as Bingo and the AWP gaming business segment is referred to as AWP. The Company historically has had no intersegment revenue nor does it expect to have any significant intersegment revenue in the near term.

Selected condensed financial information for the Company’s operating business segments for the three-month periods ended February 3, 2008 and January 28, 2007 is presented in the following table.

	Three-month Period ended
	February 3,	January 28,
	2008	2007
Revenue, net
Bingo	$3,776,496	$3,878,203
AWP
Gaming amusement centers	2,305,504	1,598,902
Revenue participation agreements	57,027	–
Other (*)	10,023	2,911
	2,372,554	1,601,813
Consolidated	$6,149,050	$5,480,016

Segment income (loss) from operations
Bingo	$801,846	$827,290
AWP	(446,159)	(378,755)
	355,687	448,535
Corporate overhead	(778,662)	(719,007)
Unallocated share-based compensation	(92,744)	(683,181)
Other income (expense), net	(28,317)	53,127
Consolidated income (loss) before income taxes	(544,036)	(900,526)
Income tax benefit (expense)	(31,006)	71,309
Consolidated net loss	$(575,042)	$(829,217)

Aces Wired, Inc.

Notes to Consolidated Financial Statements

(*) Other revenue for the three-month period ended February 3, 2008 consists of fees earned by one of the Company’s AWP-related subsidiaries for providing stored-value card processing services to an unaffiliated entity. Other revenue for the three-month period ended January 28, 2007 consists of food and beverage sales at one of the Company’s gaming amusement centers, which sales were discontinued in April 2007.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

You should be aware that our actual financial and operational results could differ materially from those contained in the forward-looking statements due to a number of factors including, but not limited to, the following: uncertainty raised by the adverse opinion issued by the Attorney General of Texas on March 6, 2007 and/or changes in laws or regulations affecting the amusement-with-prize (AWP) and bingo supply industries in Texas, which currently is the only geographic area in which we operate; competition within and outside of our AWP and bingo supply industries, such as pari-mutuel betting on horse and dog racing and state-sponsored lottery games; competition from casinos and similar class III establishments in nearby states such as Oklahoma and Louisiana; the entry into the Texas AWP market by competitors with significantly greater operational and/or financial resources than ours; our ability to respond to new competitive developments in AWP and bingo games and gaming technology, such as the introduction of class III and/or other forms of class II gaming in Texas; our dependence on a limited number of suppliers for AWP games and support services and certain bingo products; our ability to effectively finance and execute a successful business strategy; our ability to protect our intellectual property through patents, trademarks, copyrights and confidentiality agreements; our reliance on automated systems and the adverse impact due to any failure of these systems; our ability to attract and retain qualified employees; possible business combinations and other strategic partnerships, divestures, and other significant transactions that might involve additional uncertainties and financial risks; and other risks and uncertainties described from time to time in certain of our reports filed with the U.S. Securities and Exchange Commission (SEC), including those risks described under Risk Factors in our Annual Report on Form 10-KSB for the fiscal year ended October 28, 2007.

We undertake no obligation to publicly update or revise any forward-looking statements to reflect events or circumstances that may arise after the date of this quarterly report.

General

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of our company, results of operations and financial condition. The discussion should be read in conjunction with our consolidated financial statements and the related notes thereto included in PART I of this Form 10-QSB.

Executive Overview

From the close of our fiscal year ended October 28, 2007 to the date of this quarterly report on Form 10-QSB, the following significant events have occurred:

•	we opened three new gaming amusement centers, one in San Antonio, Texas and two in Ft. Worth, Texas, our first new centers since November 2006;

•	we entered into certain revenue participation agreements, under which we licensed AWP machines and technology to bingo hall operators in Texas;

•	we acquired an option to purchase an ownership interest in an entity that owns a dog racing license and facility in Corpus Christi, Texas;

•	we temporarily closed our gaming amusement center in Amarillo, Texas pending the outcome of certain litigation regarding the legality of our AWP operations at that location;

•	we sold 208,000 shares of our Series A preferred stock;

•	our board of directors approved the formation of a subsidiary that will develop and market AWP machines and gaming content.

These events are described in more detail below.

New Gaming Amusement Centers

On December 5, 2007, we opened our first amusement center in San Antonio with 73 AWP machines at a cost of approximately $160,000, excluding the machines. This was our first new amusement center since we opened our Amarillo, Texas center in November 2006. We currently have seven full time and 34 part-time employees working at this amusement center.

On December 13, 2007, we opened our second gaming amusement center in Ft. Worth with 46 AWP machines at a cost of approximately $112,000, excluding the machines. We currently have five full time and 14 part-time employees working at this amusement center. Under the terms of the lease agreement for this facility, we will be able to recoup through reductions in future rental payments substantially all of the costs we incurred for tenant improvements to this facility.

On February 29, 2008, we opened our third gaming amusement center in Ft. Worth with 47 machines at a cost of approximately $50,000, excluding the machines. We currently have two full time and eight part-time employees working at this center.

The AWP machines for all of these centers came from our October 28, 2007 inventory of available machines and from machines licensed from other vendors.

Revenue Participation Agreements

Our subsidiary, K&B, is a licensed bingo supply distributor in Texas. In November 2007, we developed and implemented a new AWP program for bingo hall operators, most of which are small facilities that can support between 20 to 50 machines and are located in areas in which we believe it is not cost effective for us to open our own gaming amusement centers. Under this program, we license the AWP machines, games and back-office systems (including the Ace Advantage Card redemption system), service the machines, train the bingo hall personnel and provide marketing support. The bingo halls actually operate the machines and perform the other day-to-day services that we provide to our gaming patrons at the Ace Gaming Amusement Centers. In return, we earn approximately 50% of the hold generated by the licensed AWP machines. As of March 13, 2008, we had licensed 120 AWP machines (all of which came from our October 28, 2007 inventory of available machines) to four bingo hall operators in Texas.

Option for Dog Racetrack Facility

On December 12, 2007, Graves Management, Inc. (Graves Management, an entity owned by Gordon T. Graves, our chairman of the board of directors) acquired an option to purchase 65% of a limited partnership that owns a dog racing license and facility in Corpus Christi, Texas (hereinafter, the “track partnership”). Graves Management acquired the option by matching an offer from an unaffiliated entity to acquire such controlling interest in the track partnership.

On December 19, 2007, a special committee of our board of directors approved an agreement between us and Graves Management pursuant to which Graves Management assigned a portion of the option to us to purchase an approximate 62% interest in the track partnership. The purchase price for our 62% interest in the track partnership will be approximately $4.75 million in cash (which we expect to fund substantially with debt and/or equity securities) plus up to an additional $2.38 million in contingent payments upon the occurrence of certain events after the closing. The remaining 3% interest in the track partnership that is available under the option was assigned to Michael T. Gallagher, one of our board members, who currently has an ownership interest in the track partnership.

The assignment obligated us to reimburse Graves Management for substantially all of a $225,000 deposit it paid to secure the option. The initial option period ends on March 15, 2008, which we extended for another 90 days on March 10, 2008 upon payment of an additional $225,000 deposit. We also have the ability to extend the option for a third 90-day period upon payment of another $225,000 deposit. The deposits will be applied to the purchase of the ownership interest, but are otherwise nonrefundable.

The transfer of the dog racing license is subject to the approval of the Texas Racing Commission regarding the suitability of our having a controlling interest in the license. If we are not approved by the Texas Racing Commission, or such process contains conditions we consider unacceptable and/or extends beyond the available option periods, we may elect to not acquire the interest in the track partnership or restructure our participation in or renegotiate the terms of the proposed transaction. The dog track has not operated since the end of December 2007. If we acquire the facility, we plan to reopen it with dog/horse racing simulcasts and pari-mutuel betting. We also plan to deploy a yet to be determined number of AWP machines at the facility, which we believe can accommodate as many as 500 machines. This acquisition would also position us to take advantage of opportunities we believe may exist if the operation of video lottery terminals is approved by the Texas legislature in the future, as we believe such operations will likely be limited to state licensed gaming venues such as racetracks.

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

Amarillo Amusement Center

On March 6, 2007, the Attorney General of Texas (the Attorney General) issued an opinion which stated that amusement-with-prize machines that record a player’s winnings on a stored-value debit card are illegal in Texas. An Attorney General’s opinion is not a promulgation of law in Texas or binding on a court of law in that state. However, on March 22, 2007, authorities in Amarillo, Potter County, Texas, acting in response to the Attorney General’s opinion, notified us of their intent to file a nuisance (or civil) action against us for the purpose of determining whether our AWP gaming machines constitute illegal gambling devices and/or gambling paraphernalia under Texas law. Under the terms of an agreement with Potter County, we continued to operate the Amarillo center until November 8, 2007 when the nuisance action was filed (The State of Texas v. Aces Wired, Inc., Aces Wired Amusement Center #4, LP, Goodtime Action Amusement Partners, et al). A trial date of September 8, 2008 has been scheduled in the 251st Judicial District Court of Potter County.

Sale of Series A Preferred Stock

In October 2006, we sold 1,612,000 shares of our Series A convertible preferred stock to certain institutional and private investors in a private offering exempt from registration pursuant to Section 4(2) and Regulation D (Rule 506) under the Securities Act of 1933. At that time, we also granted to those parties the rights to collectively purchase under certain circumstances up to an additional 322,400 shares of Series A convertible preferred stock at $5 per share (the Options). On February 14, 2008, certain of those parties exercised their Options and purchased 208,000 preferred shares, the proceeds from which (or $1.04 million) will be used for working capital purposes.

On February 14, 2008, the 1,612,000 shares of Series A preferred stock we sold in October 2006 were automatically converted into an equal number of our common stock shares concurrent with the effectiveness of a registration statement related to the resale of such common shares. On March 6, 2008, the aforementioned 208,000 shares of Series A preferred stock were automatically converted into an equal number of our common stock shares concurrent with the effectiveness of a registration statement related to the resale of those common shares. We currently have no preferred stock issued or outstanding.

Subsidiary

We currently depend on just two vendors for the gaming content for our owned AWP machines, which not only exposes us to business risk, but also limits the quality and variety of games we can provide to our customers. To mitigate this risk and increase our library of games, we had contacted major Class II and Class III game developers, but they are currently unwilling to develop game content for us due mostly to the legal uncertainties relating to AWP gaming in Texas. To address these issues, we intend to develop our own game content through the formation of a majority-owned subsidiary (Eclipse Gaming Systems, L.L.C., or Eclipse), which will also design and market gaming machines. If successful, we will market these machines and games to niche market operators in other states in addition to improving our game library.

Other Information

As of February 29, 2008, we had 170 employees, 92 of whom were full time employees and 78 were part-time employees. Four of our employees are executive officers of the Company, 125 of our employees and 34 of our employees, respectively, work in our AWP gaming and bingo supply distribution businesses, and the rest of our employees perform accounting and other corporate administrative functions. None of our employees are subject to collective bargaining agreements. We believe we have a good relationship with our employees.

Other information about us is available at www.aceswired.com. Our annual reports on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K and other reports, as well as any amendments and exhibits to those reports, are available free of charge through our website or the SEC’s website, www.sec.gov , as soon as reasonably practicable after we file them with the SEC.

Results of Operations

The following discussion analyzes and compares our results of operations for the three-month periods (as defined below) ended February 3, 2008 and January 28, 2007 and should be considered together with our consolidated financial statements and the accompanying notes to those financial statements included elsewhere in this quarterly report on Form 10-QSB.

We operate and manage separately two operating business segments; our bingo supply business segment (Bingo) and our AWP gaming business segment (AWP). We do not allocate corporate overhead, certain other income (expense) items and income taxes to our operating business segments. We began our bingo supply distribution business in 1978, but we only began to earnestly build our AWP gaming business during the first fiscal quarter of 2006 and to create a corporate infrastructure to support the expansion of our AWP gaming business and our company generally after we acquired Goodtime Action Amusement Partners, L.P. in October 2006.

In March 2007, the Attorney General of Texas issued an opinion which stated that amusement-with-prize gaming machines that record a player’s winnings on a stored-value debit card are illegal in Texas. As a result of this opinion, authorities in certain counties in Texas, acting in response to the Attorney General’s opinion, took legal actions against us that resulted in the temporary and permanent closure of certain of our gaming amusement centers. With the exception of the litigation in Potter County, Texas discussed previously, we are not currently aware of any other pending or threatened legal action that could be expected to result in the closure of any of our AWP gaming amusement centers currently in operation. However, there are no assurances we will not face other legal actions against our AWP operations in the future. In the event we are forced to cease operation of all or substantially all of our AWP gaming business in Texas for a prolonged period it could have a material and adverse effect on our results of operations and financial position.

Our fiscal year generally ends on the last Sunday in October. While this fiscal year creates better comparability of our quarterly results of operations by usually having an equal number of weeks (13) and weekend days (26) in each quarter, it periodically necessitates a 53-week fiscal year. Hereinafter, the first quarter of 2008 refers to the 14-week period ended February 3, 2008, and the first quarter of 2007 refers to the 13-week period ended on January 28, 2007.

First Quarter of 2008 Compared to the First Quarter of 2007

We incurred a net loss of approximately $575,000 ($0.07 per basic and diluted common stock share) on net revenue of approximately $6,149,000 for the first quarter of 2008 compared to a net loss of approximately $829,000 ($0.12 per basic and diluted common stock share) on revenue of approximately $5,480,000 for the first quarter of 2007. The principal differences between the results of operations for the first quarters of 2008 and 2007 are summarized below:

Net loss for first quarter of 2007	$(829,000)

(Increase) decrease

Share-based compensation – substantially all of the nonvested restricted common stock shares giving rise to this expense were fully vested as of the end fiscal year 2007	614,000
Income tax provision – we had a net tax benefit in the 2007 quarter due to the carryback of net losses compared to state margin taxes payable for the 2008 quarter	(102,000)
Employee severance and accelerated lease payments - we had to temporarily close one of our gaming amusement centers as a consequence of the adverse opinion issued by the Attorney General in March 2007	(102,000)
Legal expenses - we incurred certain legal expenses related directly to litigation arising from the adverse opinion issued by the Attorney General in March 2007	(88,000)
Other, net	(68,000)

Net loss for first quarter of 2008	$(575,000)

The following are condensed statements of operations for our business segments for the first quarters of 2008 and 2007.

	First Quarter of 2008
	Bingo	AWP	Corporate	Consolidated
Revenue, net	$3,776,496	$2,372,554	$-	$6,149,050
Share-based compensation	-	-	92,744	92,744
Other operating expenses	2,974,904	2,794,210	778,662	6,547,776
Operating income (loss)	801,592	(421,656)	(871,406)	(491,470)
Other income (expense), net	254	(24,503)	(28,317)	(52,566)
Income (loss) before income taxes	$801,846	$(446,159)	$(899,723)	(544,036)
Income tax expense				(31,006)
Net loss				$(575,042)

	First Quarter of 2007
	Bingo	AWP	Corporate	Consolidated
Revenue, net	$3,878,203	$1,601,813	$-	$5,480,016
Share-based compensation	-	23,387	683,181	706,568
Operating expenses	3,056,152	1,914,651	719,007	5,689,810
Operating income (loss)	822,051	(336,225)	(1,402,188)	(916,362)
Other income (expense), net	5,239	(42,530)	53,127	15,836
Income (loss) before income taxes	$827,290	$(378,755)	$(1,349,061)	(900,526)
Income tax benefit				71,309
Net loss				$(829,217)

Our results of operations at the business segment level are discussed below.

Bingo Business Segment

The changes in the results of operations for our bingo business segment for the first quarter of 2008 compared to the first quarter of 2007 are shown in the table below.

		Better (worse) compared to
		First Quarter of 2007
	First Quarter of 2008	Amount	Percentage

Revenue	$3,776,496	$(101,707)	(2.62)
Cost of sales	2,031,214	83,522	3.95
Other operating expenses	859,347	2,269	0.26
Depreciation and amortization	84,343	(4,543)	(5.69)
Other income (expense), net	254	(4,985)	(95.15)
Income before income taxes	$801,846	(25,444)	(3.08)

•
The decreases in revenue and cost of sales were due primarily to the loss of certain commercial, high-volume customers affecting the 2008 quarter compared to the 2007 quarter, as well as depressed pricing due to competition in the current quarter. We expect this negative revenue trend to continue throughout fiscal year 2008 and have implemented cost saving plans to help minimize the effects on our pretax profits and cash flow.

 AWP Business Segment

The changes in the results of operations for our AWP business segment for the first quarter of 2008 compared to the first quarter of 2007 are shown in the table below.

		Better (worse) compared to
		First Quarter of 2007
	First Quarter of 2008	Amount	Percentage

Revenue, net	$2,372,554	$770,741	48.12
Other operating expenses	2,553,420	(823,368)	(47.59)
Share-based compensation	-	23,387	100.00
Depreciation and amortization	240,790	(56,191)	(30.44)
Other income (expense), net	(24,503)	18,027	42.39
Loss before income taxes	$(446,159)	(67,404)	(1.73)

•
Other operating expenses include facility rent and game content royalties which are variable and based on the revenue (or hold) generated at each center. These expenses accounted for 39.4% and 36.4% of total other operating expenses* for the first quarters of 2008 and 2007, respectively. Other operating expenses for the first quarter of 2008 also included approximately $190,000 of expenses we incurred as a direct result of the adverse opinion issued by the Attorney General in March 2007. Of this amount, $102,000 was for accelerated lease payments and employee severance benefits related to the temporary closure of one of our gaming centers. The balance of this amount related to legal expenses, which we expect might continue at a similar rate throughout the remainder of fiscal year 2008. Significant increases in other operating expenses for the first quarter of 2008 compared to the same period in fiscal year 2007 included certain fixed and discretionary charges such as advertising and promotions, administrative payroll and benefits and professional services related primarily to the support of our Ace Advantage Card system. (*For this purpose, total other operating expenses for the 2008 quarter do not include the aforementioned expenses associated with the Attorney General’s opinion or the direct expenses of our AWP licensing program.)

•
The increase in depreciation and amortization expense for the first quarter of 2008 was principally due to capital additions made in fiscal year 2007 and in the first quarter of 2008 for gaming software and leasehold improvements to gaming centers. Additionally, beginning in the first quarter of 2008 we began to place into revenue service idle AWP machines that had been in inventory as of October 28, 2007. Depreciation and amortization expense should increase significantly during fiscal year 2008 if we are able to expand our AWP business operations as planned.

As illustrated in the table below, the increase in net revenue for the first quarter of 2008 compared to the same quarter of 2007 was due to a combination of having more AWP machines in operation and a better hold per machine day during the 2008 quarter. The increase in machine days was in turn due to the May 2007 expansion of a center in Ft. Worth, which increased the number of machines deployed there to 100 machines at the end of the first quarter of 2008 compared to 35 machines at the end of the first quarter of 2007, and the December 2007 openings of the new centers in San Antonio and Ft. Worth where we placed another 119 machines into revenue service. There were no changes in the number of amusement centers or machines in operation during the first quarter of 2007. The approximate 8% increase in the net hold per machine day for the first quarter of 2008 was due to increased customer traffic and play as the payout ratio was approximately 94% for each quarter. We attribute the increase in customer traffic largely to an aggressive marketing campaign we undertook during the 2008 quarter and the fact we are becoming more established and recognized in the communities we serve.

	First Quarter
	2008 [1]	2007	Change

Number of machines at end of period	319	225	41.8%

Weighted average machines during the period [2]	265	212	25.0%

Number of gaming amusement centers at end of period	5	6	(16.7)%

Machine days (the product of the machines in operation and the number of business days in the period) [2]	25,694	19,123	34.4%

Operating revenue per machine day [3]	$89.73	$83.04	8.1%

Operating expense per machine day [4]	$99.83	$101.35	(1.5)%

Operating loss as a percent of operating revenue	(14.9)%	(21.4)%	30.4%

[1]	The amounts in the table for the first quarter of 2008 do not include the operating results and statistics associated with the revenue participation agreements discussed below.

[2]	Based on 97 business days for the 2008 quarter and 90 business days for the 2007 quarter.

[3]
Operating revenue per machine day is the amount of prize points played less the amount of prize points won and promotional giveaways, such as free play and food and beverage. Operating revenue for the first quarter of 2007 does not include revenue from an amusement center in El Paso, Texas where we were a joint operator under a revenue sharing agreement from November 2005 through March 2007.

[4]
Operating expense per machine day for the first quarter of 2008 is adjusted for certain nonrecurring expenses related to the temporary closure of our Amarillo amusement center and legal fees we incurred that were directly related to litigation arising from the adverse opinion issued by the Attorney General in March 2007.

Operating results for the first quarter of 2008 were particularly burdened by the expenses associated with the Attorney General’s opinion and an aggressive marketing campaign. Further, while our existing AWP administrative infrastructure can support a 16-center operation, there is currently not enough contribution being generated by our existing amusement centers to fully absorb this overhead. However, as indicated in the above table, we are approaching a breakeven level of contribution from our amusement centers as we continue to place more AWP machines into service (which we can do by opening new centers and/or expanding our existing centers) and by stimulating play on our existing machines. In addition to the new center in Ft. Worth that we opened on February 29, 2008, we currently have firm plans to open two new amusement centers during the third quarter of fiscal year 2008 where we expect to initially deploy up to 200 machines. Based principally on the recent financial performance of our amusement centers (particularly the new center in San Antonio), and assuming there are no occurrences during that period that could significantly and adversely affect our operating results, we expect that our AWP operations will be profitable for the second quarter of fiscal year 2008.

Revenue Participation Agreements

In November 2007, we began a program by which we license AWP machines and related technology and provide ancillary services to bingo hall operators in Texas. In exchange, we receive a fixed portion of the hold generated by the licensed machines. As of March 13, 2008, we had licensed 120 AWP machines to four bingo hall operators. While the related revenue and expenses were not significant for the first quarter of 2008, we are encouraged about the future financial prospects of this program.

Corporate Overhead

Corporate overhead is comprised primarily of the salaries and benefits for our executive officers and other corporate employees, legal and accounting fees not otherwise allocated to our Bingo and AWP business segments and other corporate and fiscal expenses, such as director and officer liability insurance and rent for our corporate offices. Corporate overhead also includes interest expense incurred on the notes payable to related parties. The following table shows the changes in the components of our corporate overhead for the first quarters of 2008 and 2007. Measured as a percentage of total net operating revenue, corporate overhead expenses were approximately 15% for the first quarter of 2008 compared to 25% for the first quarter of 2007.

		Better (worse) compared to
		First Quarter of 2007
	First Quarter of 2008	Amount	Percentage

Other corporate and fiscal expenses	$773,509	$(58,901)	(8.24)
Share-based compensation	92,744	590,437	86.42
Depreciation and amortization	5,153	(754)	(17.14)
Other income (expense), net	(28,317)	(81,444)	(153.30)
Loss before income taxes	$(899,723)	449,338	33.31

•
The increase in other corporate and fiscal expenses was primarily due to increased legal and accounting fees related to several filings we made with the SEC during the first quarter of 2008 and travel expenses for certain of our executive officers related to presentations at industry seminars and investor conferences. Substantially all accounting, personnel and general administrative support for our bingo supply and (particularly our) AWP operations is provided for at the corporate level, but we do not allocate any of the costs for these services to those operating segments. To support the recent and planned expansion of our AWP operations and the formation of Eclipse, for which we will provide all administrative services, we expect to grow our corporate staff beginning in May 2008. This increase in workforce will include the addition of in-house legal counsel (all of our legal work is currently outsourced). Principally for this and other reasons (such as rentals for additional office space and costs associated with investor relations), we expect that other corporate and fiscal expenses will increase significantly during the remainder of fiscal year 2008.

•
Share-based compensation relates to the issuance in October 2006 of approximately 1.1 million shares of nonvested restricted common stock, most of which was fully vested as of October 28, 2007. As of February 3, 2008, we had approximately $173,000 of unrecognized compensation cost associated with the remaining nonvested shares, which will be expensed equally over the second and third quarters of fiscal year 2008. We also have an equity compensation plan (the Aces Wired, Inc. 2007 Stock Incentive Plan) under which no awards have been made to date. While we expect to grant share-based awards under this plan later in fiscal year 2008, we cannot currently determine the effect such grants might have on our earnings for the remainder of this fiscal year.

•
The change in other income (expense) was due to a decrease in interest income and payments we made to certain of our former Series A preferred stockholders due to our failure to timely make effective a registration statement related to the resale of the common shares into which their preferred shares were converted on February 14, 2008.

Income Taxes

We had income tax expense of approximately $31,000 for the first quarter of 2008 compared to an income tax benefit of approximately $71,000 for the first quarter of 2007. The principal reasons for the change in our income tax provision for the 2008 quarter compared to the 2007 quarter are discussed in Note 10, “Income Taxes,” to our consolidated financial statements included in PART I of this quarterly report on Form 10-QSB.

Liquidity and Financial Position

We had available cash and cash equivalents of approximately $2,877,000 as of February 3, 2008 compared to cash and cash equivalents of approximately $3,610,000 as of October 28, 2007. We also had current and noncurrent restricted cash of approximately $204,000 and $101,000, respectively, as of those dates. Substantially all of the restricted cash was held by the bank that sponsors our Ace Advantage Card, which restricted funds are used by us to settle the redemptions of prize points processed by the bank.

Sources and Uses of Cash for the First Quarters of 2008 and 2007

During the first quarter of 2008 cash and cash equivalents decreased by approximately $733,000 compared to a net decrease in cash and cash equivalents of approximately $1,343,000 for the same quarter of fiscal year 2007. As shown below, the principal reasons for the net decrease in cash and cash equivalents during the first quarter of 2008 were capital expenditures (most of which were related to our AWP expansion) and repayments of capitalized lease obligations. The following table shows the significant components of our net cash flows for the first quarters of 2008 and 2007.

	First Quarter
	2008	2007	Change
	(rounded to the nearest thousandth)
Source (use) of cash:

Operations (adjusted for noncash items)
Bingo	$964,000	$958,000	$6,000
AWP	(186,000)	(141,000)	(45,000)
Corporate overhead	(816,000)	(611,000)	(205,000)
	(38,000)	206,000	(244,000)

Change in operating assets and liabilities:
Trade accounts payable	366,000	(79,000)	445,000
Income taxes payable	31,000	(456,000)	487,000
Other, net	(407,000)	(487,000)	80,000
	(10,000)	(1,022,000)	1,012,000

Investing activities:
Acquisitions of property and equipment	(553,000)	(370,000)	(183,000)
Other	(33,000)	—	(33,000)
	(586,000)	(370,000)	(216,000)

Financing activities:
Repayments of debt and capital leases	(99,000)	(157,000)	58,000

	$(733,000)	(1,343,000)	610,000

Operations. The change in cash flow from our bingo and AWP business segments for the first quarter of 2008 effectively mirrored the change in the operating results for those segments compared to the first quarter of 2007, which operating results are discussed above. The change in cash used for corporate overhead during the first quarter of 2008 was due principally to increased expenses for professional services, payments we made to certain of our former Series A preferred stockholders and decreased interest income.

Change in operating assets and liabilities. The change in trade accounts payable for the first quarter of 2008 was due primarily to accrued expenses associated with the growth in our AWP operations, such as facility rent, game content royalties and advertising and promotions. Facility rent for all but one of our active gaming amusement centers and game content royalties are based on the hold generated at the centers and are payable monthly in arrears. Income taxes payable for the first quarter of 2007 included a $451,000 estimated federal income tax payment.

Investing activities. The increase in acquisitions of property and equipment for the first quarter of 2008 was due primarily to the opening of two new amusement centers during that period.

Financing activities. Repayments of debt and capital leases for the first quarter of 2007 included repayments of a promissory note, which was fully amortized by September 2007.

Other Sources and Uses of Cash

During our third fiscal quarter of 2008 (ending August 3, 2008), we expect to open new amusement centers in San Antonio and Ft. Worth at budgeted costs of $550,000 and $375,000, respectively (exclusive of AWP machines and back-office systems). When it opens, the San Antonio center will be our largest amusement center in terms of square footage (at 12,000 square feet) and will provide us with enough space to deploy up to 250 gaming machines. We are currently finalizing lease agreements for these facilities.

Eclipse is a majority-owned subsidiary we formed in March 2008 primarily for the purpose of developing gaming content and back-office systems for our AWP operations. On March 10, 2008, Eclipse entered into a letter agreement to purchase certain software for research and development purposes costing $400,000. Pursuant to the terms of the letter agreement, $150,000 is payable upon execution of a final contract (which is expected to occur by March 14, 2008) and $100,000 is payable approximately 30 days after contract execution. The balance of the purchase price will be paid without interest in six equal monthly installments. We expect that we will fund either directly or indirectly all of this acquisition.

The operator of the bingo hall where our Copperas Cove amusement gaming center is currently located intends to close that facility and move his (and consequently our) operations into a new and larger facility. On March 4, 2008, we advanced $150,000 to this operator to assist him in constructing the new facility, which advance we will recover through reduced rental payments for our space in the new facility. Our existing center in Copperas Cove will remain open until we commence operations in the new facility, which is expected to occur by July 2008.

On February 14, 2008, we sold 208,000 shares of Series A convertible preferred stock for $1,040,000 for working capital purposes.

On February 13, 2008 and March 10, 2008, we paid nonrefundable deposits of approximately $214,000 and $225,000, respectively, related to an option to acquire a controlling interest in a limited partnership that owns a dog racing license and facility in Corpus Christi. The total upfront cost of this ownership interest is $4.75 million (inclusive of the deposits), which we expect to substantially fund with debt and/or equity securities. Consummation of this transaction is subject to final approval by our board of directors, which is in turn subject to our securing financing on commercially reasonable terms and approval by the Texas Racing Commission of our effectively acquiring control of the dog racing license.

Other Financial Obligations

In addition to our financial obligations under debt and lease agreements (which are described in Note 11, “Long-term Debt,” and Note 12, “Leases,” to our consolidated financial statements included in our annual report on Form 10-KSB for the fiscal year ended October 28, 2007), as of February 3, 2008, we had a firm order for 100 AWP machines (for which we owe approximately $300,000) and a contract for consulting services under which we will pay $25,000 per month through December 2008.

Historically, our primary source of cash flow has been our bingo supply operations, which cash flow we expect to decline in fiscal year 2008 compared to prior periods. However, we believe that as we continue to expand our AWP business, those operations should begin to provide positive cash flow for the remainder of fiscal year 2008. Accordingly, even with the expected decline in cash flow from our bingo operations, we believe that consolidated net cash flow, together with our currently available cash, will sustain our operations and satisfy our financial obligations for at least the next 12-month period. These expectations assume we are able to meet most of the objectives for expanding our AWP business during fiscal year 2008 (which we will manage based on the availability of excess cash flow) and that there are no prolonged interruptions in the operations of any other of our amusement centers or any other unforeseen adverse event that might strain our financial resources. Except as described herein, we currently do not have any firm plans to issue additional equity securities or debt for the purpose of raising working capital or any other reason, nor is there any assurance we would be successful in raising additional capital if the need should arise.

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

Changes in Internal Controls

During the fiscal quarter ended February 3, 2008, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

We are the defendant in a civil case in Potter County, Texas (The State of Texas v. Aces Wired, Inc., Aces Wired Amusement Center #4, LP, Goodtime Action Amusement Partners, et al), the result of which will determine whether we can conduct our AWP gaming operations in that county. A trial date of September 8, 2008 is scheduled in the 251st Judicial District Court of Potter County. This legal action and the reasons behind it are discussed in more detail at Note 2, “Business Risk,” to our consolidated financial statements included in PART I of this quarterly report on Form 10-QSB.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In February 2008, we sold 208,000 shares of our Series A preferred stock in a private offering at $5.00 per share ($1.04 million in total), the proceeds of which will be used for working capital purposes. This transaction is described in more detail in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of PART I of this quarterly report on Form 10-QSB.

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

Aces Wired, Inc.

Date: March 13, 2008	By:	/s/ Christopher C. Domijan
Christopher C. Domijan
Executive Vice President, Chief Financial Officer and Secretary