Form 10QSB
period 2008-05-04
Aces Wired Inc
filed 2008-07-18
CIK 1164621

As filed with the Securities and Exchange Commission on July 18, 2008

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended May 4, 2008

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

We had 9,741,077 shares of common stock outstanding as of July 15, 2008.

Transitional Small Business Disclosure Format (check one). Yes ☐ No ☒

ACES WIRED, INC.

Forward-Looking Statements

This Quarterly Report on Form 10−QSB, including Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 2 of Part I of this report, contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Statements that do not constitute historical fact are forward-looking statements, which include, without limitation, statements relating to future events and anticipated results of operations, financial position, business strategies and other aspects of our business and operations. These forward-looking statements may be identified by words such as “may,” “will,” “expect,” “intend,” “anticipate,” “believe,” “estimate,” “plan,” “project,” “could,” “should,” “continue” and similar terms. Where, in any forward-looking statement, we express an expectation or belief as to future results or occurrences, such expectation or belief is expressed in good faith and believed to have a reasonable basis. However, there can be no assurance that such expectation or belief will occur or be achieved due to uncertainties, risks and other factors affecting our business and the environment in which we operate, including, but not limited to, the following:

•
uncertainty regarding the scope, timing and outcome of legal proceedings against our company and/or our executive officers and other employees related to the shutdown of our amusement-with-prize (AWP) business in May 2008;

•	uncertainty regarding the economic costs to our company from defending ourselves and our employees in such legal proceedings;

•	uncertainty as to the effects, if any, such legal proceeding might have, either directly or indirectly, on our bingo supply and other business ventures;

•	uncertainty regarding our ability to successfully align our future expenses with our reduced revenue and cash flow caused by the shutdown of our AWP business; and

•
other risks and uncertainties described from time to time in certain of our reports filed with the U.S. Securities and Exchange Commission, including those risks described under Risk Factors in our Annual Report on Form 10-KSB for the fiscal year ended October 28, 2007.

We undertake no obligation to publicly update or revise any forward-looking statements to reflect events or circumstances that may arise after the date of this quarterly report.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Aces Wired, Inc.
Consolidated Balance Sheets
As of May 4, 2008 and October 28, 2007
	May 4,	October 28,
	2008	2007
ASSETS	(unaudited)
Current assets
Cash and cash equivalents	$3,905,750	$3,610,045
Restricted cash	341,932	90,969
Trade accounts receivable, net of provisions for doubtful accounts of
$251,795 and $163,143 for 2008 and 2007, respectively	842,015	893,582
Inventory, net	904,742	789,875
Income taxes receivable	353,579	359,779
Prepaid expenses and other	455,128	325,830
Deferred income tax assets, net	181,862	95,474
Total current assets	6,985,008	6,165,554
Property and equipment, net of accumulated depreciation and amortization
of $3,420,695 and $3,029,332 for 2008 and 2007, respectively	6,810,034	5,641,223
Goodwill	2,913,522	2,913,522
Intangible assets, net	1,454,857	1,185,596
Other assets	921,726	272,560
Total assets	$19,085,147	$16,178,455

LIABILITIES, DEFERRED CREDITS AND STOCKHOLDERS' EQUITY
Current liabilities and deferred credits
Notes payable to related parties	$1,334,902	$-
Current maturities of capitalized lease obligations	352,671	352,945
Trade accounts payable	1,474,845	527,216
Cardholder liability	390,952	90,969
Income taxes payable	289,304	62,858
Other current liabilities and deferred credits	734,900	660,185
Total current liabilities and deferred credits	4,577,574	1,694,173
Notes payable to related parties	-	1,302,002
Long-term capitalized lease obligations, less current maturities	395,736	576,999
Deferred income tax liabilities, net	181,862	95,474
Other liabilities and deferred credits	301,169	228,471
Total liabilities and deferred credits	5,456,341	3,897,119
Commitments and contingencies (Note 2)
Stockholders' equity
Series A convertible preferred stock	-	1,612
Common stock	9,741	8,000
Additional paid-in capital	19,257,474	17,639,510
Accumulated deficit	(5,638,409)	(5,367,707)
Treasury stock	-	(79)
Total stockholders' equity	13,628,806	12,281,336
Total liabilities, deferred credits and stockholders' equity	$19,085,147	$16,178,455

See accompanying Notes to Consolidated Financial Statements.

Aces Wired, Inc.
Consolidated Statements of Operations
For the Three-month and Six-month Periods ended May 4, 2008 and April 29, 2007
(unaudited)

	Three-month Period ended		Six-month Period ended
	May 4,	April 29,	May 4,	April 29,
	2008	2007	2008	2007
Revenue
Amusement-with-prize	$5,120,355	$1,617,645	$7,639,606	$3,315,796
Bingo supply and services	3,828,971	4,066,021	7,605,467	7,944,224
Other	14,136	2,800	24,137	5,711
Less promotional allowances	(290,671)	(65,501)	(447,391)	(164,750)
Total revenue, net	8,672,791	5,620,965	14,821,819	11,100,981

Expenses
Cost of sales (bingo products)	2,114,781	2,237,780	4,145,995	4,352,516
Amusement-with-prize	3,308,543	1,924,706	5,861,963	3,766,692
Bingo supply and services	888,973	846,505	1,748,320	1,708,121
Product development and sales	180,965	-	180,965	-
Corporate overhead	816,325	1,312,675	1,682,578	2,621,917
Depreciation and amortization	384,786	291,511	715,072	560,309
Total expenses	7,694,373	6,613,177	14,334,893	13,009,555
Operating income (loss)	978,418	(992,212)	486,926	(1,908,574)

Other income (expense)
Interest income	7,259	36,705	26,379	105,741
Interest expense	(39,982)	(48,438)	(81,865)	(100,155)
Other, net	(40,465)	(196,297)	(70,246)	(197,780)
Total other income (expense), net	(73,188)	(208,030)	(125,732)	(192,194)
Income (loss) before income taxes	905,230	(1,200,242)	361,194	(2,100,768)
Income tax (expense) benefit	(201,640)	167,706	(232,646)	239,015
Net income (loss)	703,590	(1,032,536)	128,548	(1,861,753)
Deemed dividend on Series A preferred stock	(399,250)	-	(399,250)	-
Net income (loss) available to common stockholders	$304,340	$(1,032,536)	$(270,702)	$(1,861,753)
Net income (loss) per common stock share:
Basic	$0.03	$(0.14)	$(0.03)	$(0.26)
Diluted	$0.03	$(0.14)	$(0.03)	$(0.26)
Weighted average number of common stock shares outstanding:
Basic	9,353,311	7,370,885	8,538,200	7,285,928
Diluted	9,553,257	7,370,885	8,538,200	7,285,928

See accompanying Notes to Consolidated Financial Statements.

Aces Wired, Inc.
Consolidated Statement of Changes in Stockholders’ Equity
For the Six-month Period ended May 4, 2008
(unaudited)

	Series A
	convertible		Additional
	preferred	Common	paid-in	Accumulated	Treasury
	stock (*)	stock (**)	capital	deficit	stock (***)	Total

Balance at October 28, 2007	$1,612	$8,000	$17,639,510	$(5,367,707)	$(79)	$12,281,336
Net income for the six-month period ended May 4, 2008	-	-	-	128,548	-	128,548
Share-based compensation	-	-	178,922	-	-	178,922
Conversion of 1,612,000 shares of Series A preferred stock	(1,612)	1,612	-	-	-	-
Recognition of embedded beneficial converision feature of Series A preferred stock	-	-	399,250	-	-	399,250
Deemed dividend on Series A preferred stock	-	-	-	(399,250)	-	(399,250)
Issuance of 208,000 shares of Series A preferred stock	208	-	1,039,792	-	-	1,040,000
Conversion of 208,000 shares of Series A preferred stock	(208)	208	-	-	-	-
Cancellation of treasury shares	-	(79)	-	-	79	-
Balance at May 4, 2008	$-	$9,741	$19,257,474	$(5,638,409)	$-	$13,628,806

(*)	Series A convertible preferred stock, $.001 par value; 5,000,000 shares authorized; no shares and 1,612,000 shares issued and outstanding as of May 4, 2008 and October 28, 2007, respectively.

(**)
Common stock, $.001 par value; 45,000,000 shares authorized; 9,741,077 shares issued and outstanding as of May 4, 2008, and 8,000,019 shares issued and 7,921,077 shares outstanding as of October 28, 2007.

(***)	Treasury stock, 78,942 shares at $.001 par value as of October 28, 2007.

See accompanying Notes to Consolidated Financial Statements.

Aces Wired, Inc.
Consolidated Statements of Cash Flows
For the Six-month Periods ended May 4, 2008 and April 29, 2007
(unaudited)

	Six-month Period ended
	May 4,	April 29,
	2008	2007
Cash Flows from Operating Activities
Net income (loss)	$128,548	$(1,861,753)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	670,851	516,090
Share-based compensation	178,922	1,180,215
Amortization of intangible assets	125,823	121,120
Provision for doubtful accounts receivable	88,652	(10,869)
Inventory valuation provision	68,742	84,850
Deferred income taxes	-	(97,527)
Other, net	15,822	46,503
Changes in operating assets and liabilities:
Restricted cash	(250,963)	8,416
Trade accounts receivable	(37,085)	(126,289)
Inventory	(183,609)	(53,520)
Income taxes receivable	-	(150,148)
Prepaid expenses and other current assets	42,889	(32,827)
Trade accounts payable	518,997	(317,810)
Cardholder liability	299,983	(8,419)
Income taxes payable	226,446	(429,276)
Other current liabilities and deferred credits	(50,914)	280,425
Other, net	(117,134)	116,547
Net cash provided by (used in) operating activities	1,725,970	(734,272)

Cash Flows from Investing Activities
Proceeds from sales of property and equipment	60,000	-
Acquisitions of property and equipment	(1,525,575)	(1,775,371)
Deferred acquisition costs	(557,132)	-
Other	(17,604)	(5,000)
Net cash used in investing activities	(2,040,311)	(1,780,371)

Cash Flows from Financing Activities
Proceeds from issuance of Series A preferred stock	1,040,000	-
Payments under installment purchase agreement	(248,417)	-
Repayments of debt and capitalized lease obligations	(181,537)	(316,586)
Net cash provided by (used in) financing activities	610,046	(316,586)
Net increase (decrease) in cash and cash equivalents	295,705	(2,831,229)
Cash and cash equivalents - beginning of the period	3,610,045	7,101,042
Cash and cash equivalents - end of the period	$3,905,750	$4,269,813

Supplemental disclosures of cash flows:
Cash paid during the period for interest	$55,236	$73,750
Cash paid during the period for income taxes, net of refunds	-	437,936
Noncash investing and financing activities:
Accrued property and equipment additions	381,236	-
Intangible asset acquired under installment purchase agreement	395,084	-
Lease incentives	-	60,735
Negative amortization of notes payable to related parties	32,900	27,285

See accompanying Notes to Consolidated Financial Statements.

Aces Wired, Inc.

Notes to Consolidated Financial Statements

1. Business and Basis of Presentation

Aces Wired, Inc. (the Company) is the parent company of Goodtime Action Amusement Partners, L.P. (Goodtime) and majority owner of Eclipse Gaming Systems, LLC (Eclipse). Goodtime was created on October 31, 2005 in a business combination with K&B Sales, Inc. (K&B) and Aces Wired, LLC (AWLLC). K&B distributes electronic bingo games and related equipment, supplies and branded pull-tabs to charity bingo licensees throughout the state of Texas and has been in business for over 29 years. AWLLC was organized in June 2004 and operates in the amusement-with-prize (AWP) gaming market in Texas where it utilizes its proprietary financial redemption/player card system (the Ace Advantage Card system). This system allows the Company’s gaming patrons to use the prize points they win from playing the Company’s AWP machines for future redemptions for noncash merchandise from participating merchants. The Company formed Eclipse on March 17, 2008 for the purpose of developing game content and related back-office systems for its AWP business and to develop and market game content and machines for charitable electronic bingo and class II gaming operators in states other than Texas. As of May 4, 2008, the Company operated 436 AWP gaming machines in six gaming amusement centers (called Ace Gaming Amusement Centers) and had licensed an additional 186 AWP machines to six bingo hall operators under revenue participation agreements. Texas is currently the only geographic area in which the Company has business operations and properties.

As described in more detail in Note 2, law enforcement agencies in Texas took actions against the Company on May 21, 2008 that resulted in the shutdown of the Company’s AWP business and confiscation of certain of the Company’s property and equipment, cash and bank deposits. These financial statements do not contain any adjustments, including recognition of impairment losses on the Company’s goodwill and other long-lived assets, resulting from such actions. The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10−QSB and Item 310(b) of Regulation S−B of the U.S. Securities and Exchange Commission (SEC). Accordingly, these interim financial statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying consolidated financial statements contain all adjustments, including normal recurring adjustments, necessary for the fair presentation of the Company’s consolidated results of operations and financial position for the periods presented. The Company expects to incur substantial operating losses for the remainder of 2008 due to the shutdown of its AWP business and, therefore, the results of operations for the fiscal year 2008 periods presented in this report are not indicative of the results of operations expected for the entire year. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto of Aces Wired, Inc. included in the Company’s Annual Report on Form 10−KSB for the fiscal year ended October 28, 2007.

The Company’s fiscal year ends on the Sunday closest to October 31 of each calendar year, which convention periodically necessitates a 53-week fiscal year. As used in this report, the periods referred to as the three-month periods ended May 4, 2008 and April 29, 2007 were both 13-week periods; whereas the periods referred to as the six-month periods ended on those dates were 27-week and 26-week periods, respectively.

2. Subsequent Events

Background

In September 2006, the district attorney’s office of Bexar County, Texas requested an opinion from the Attorney General of Texas to determine whether an amusement machine that records a player’s winnings onto a stored-value card is excluded from the definition of a “gambling device” pursuant to the Texas Penal Code. In March 2007, the Attorney General issued Opinion No. GA-0527, which stated that because a stored-value card is a medium of exchange within the meaning of cash, gaming machines that reward play with a stored-value card are gambling devices and are therefore illegal in Texas.

An Attorney General’s opinion is not law in Texas or binding on a court of law in that state; however, certain local authorities, citing the Attorney General’s opinion, threatened legal actions that resulted in the closure of the Company’s amusement centers in Corpus Christi, Texas and Killeen, Texas in March 2007 and Amarillo, Texas in November 2007. The Corpus Christi center was subsequently reopened in June 2007, and the Killeen center was abandoned in October 2007. A nuisance action brought by the Potter County district attorney relating to the operation of the Amarillo center is scheduled to begin in the 251st Judicial District Court of Potter County, Texas on September 8, 2008.

Based on the adverse events resulting from the Attorney General’s opinion and the possibility that it might be forced to close other of its then remaining three amusement centers, in April 2007, the Company suspended all plans and activities associated with expanding and advertising its AWP business, which included the abandonment of a leasehold for a new amusement center in San Antonio, Texas.

Aces Wired, Inc.

Notes to Consolidated Financial Statements

In June 2007, the Company was notified by one of its game software providers of that vendor’s intent to terminate an agreement because of the Company’s alleged illegal use of the games and gaming platform provided under the agreement. The Company took this matter to arbitration in July 2007, and in September 2007, the arbitrator (a retired justice of the Texas Supreme Court) concluded that the Company’s AWP machines and prize-point redemption system comply with Texas gambling laws and therefore were not illegal. The arbitrator’s opinion was subsequently confirmed by the United States District Court for the Western District of Texas, which ruling, however, is not binding on a Texas court.

Based in part on the arbitration opinion and federal court ruling as well as favorable meetings with certain local authorities, in November 2007, the Company resumed the expansion and advertising of its AWP business in Texas.

Shutdown of AWP Business

On May 21, 2008, the Texas Department of Public Safety and other law enforcement agencies simultaneously executed search and arrest warrants that resulted in the indefinite shutdown of all six of the Company’s amusement gaming centers then in operation, confiscation of substantially all of the Company’s gaming machines and other property and equipment and seizure of certain cash and bank deposits. As a consequence of the shutdown, the Company also terminated all revenue sharing agreements under which it had licensed AWP machines and technology to certain bingo hall operators in Texas.

The affidavits upon which the warrants are based alleged violations of Texas Penal Code provisions relating to gambling promotion; keeping a gambling place; possession of a gambling device, equipment or paraphernalia; money laundering; and engaging in organized criminal activity relating to the same. In conjunction with the execution of the warrants, authorities arrested certain of the Company’s amusement center employees (all of whom were subsequently released) and seized the Company’s accounting and other corporate records. To date, no formal charges have been made against the Company or any of its officers and other employees.

At the time of the shutdown of its AWP business, the Company was operating 436 machines in six Ace Gaming Amusement Centers (three in Ft. Worth and one each in San Antonio, Corpus Christi and Copperas Cove, Texas) and had licensed 182 machines to six bingo hall operators pursuant to revenue sharing agreements. The Company was also in the process of opening new amusement centers in San Antonio and Ft. Worth, expanding its Corpus Christi center and relocating its Copperas Cove center to a larger facility.

Impairment and Other Losses

In addition to losses associated with the expropriated assets, the Company expects to incur significant other losses and charges due to, among other things, the abandonment of tenant improvements at its amusement centers and impairment of goodwill and certain other intangible assets associated with its AWP business. Management believes that impairment of the goodwill and intangible assets is required because of the following:

•	uncertainty as to the timing and outcome of legal proceedings to determine the legality of the Company’s AWP business;

•	uncertainty as to whether the Company can successfully revive its AWP business in Texas if its AWP business is found to be legal; and

•	the lack of imminent plans and financial and other resources to commence AWP operations in other states.

While the Company intends to sue for the return of its assets and defend the legality of its AWP business in Texas, U.S. generally accepted accounting principles require that a claim subject to litigation be presumed not probable of realization. Accordingly, management did not consider the probability of a successful outcome in such litigation or the return of (or compensation for) the expropriated assets when assessing the impairment and other losses resulting from the shutdown of the Company’s AWP business.

The following pro forma condensed consolidated balance sheet shows the estimated direct effects to the Company’s financial position as if the shutdown of its AWP operations had occurred on May 4, 2008. The actual loss resulting from the shutdown, which will be recognized by the Company in the third quarter ending August 3, 2008, will vary from those estimates presented below based upon changed circumstances or other factors as of the date these financial statements were prepared.

Aces Wired, Inc.

Notes to Consolidated Financial Statements

		Pro forma
	Historical	adjustments			Pro forma
	balances	(estimated)			balances
ASSETS
Current assets
Cash and cash equivalents	$3,905,750	$(978,372)	(a	)	$2,927,378
Prepaid expenses and other	455,128	(168,136)	(b	)	286,992
Other current assets	2,624,130	-			2,624,130
Total current assets	6,985,008	(1,146,508)			5,838,500
Property and equipment, net	6,810,034	(5,129,552)	(c	)	1,680,482
Goodwill	2,913,522	(2,913,522)	(d	)	-
Intangible assets, net	1,454,857	(1,033,645)	(e	)	421,212
Other assets	921,726	(105,618)	(f	)	816,108
Total assets	$19,085,147	$(10,328,845)			$8,756,302
LIABILITIES, DEFERRED CREDITS AND STOCKHOLDERS' EQUITY
Current liabilities and deferred credits
Current maturities of capitalized lease obligations	$352,671	$395,736	(g	)	$748,407
Other current liabilities and deferred credits	4,224,903	628,194	(h	)	4,853,097
Total liabilities and deferred credits	4,577,574	1,023,930			5,601,504
Long-term capitalized lease obligations, less current maturities	395,736	(395,736)	(g	)	-
Deferred income tax liabilities, net	181,862	-			181,862
Other liabilities and deferred credits	301,169	(293,186)	(i	)	7,983
Total liabilities and deferred credits	5,456,341	335,008			5,791,349
Stockholders' equity	13,628,806	(10,663,853)			2,964,953
Total liabilities, deferred credits and stockholders' equity	$19,085,147	$(10,328,845)			$8,756,302

		Increase
		(decrease)

(a)	Cash and bank deposits seized by authorities	$(978,372)

(b)	Write-off prepaid game royalties and amusement center facility rent	(168,136)

(c)	Gaming machines confiscated by authorities	(2,842,023)
	Abandoned amusement center leasehold improvements	(1,019,076)
	Other personal property confiscated by authorities	(827,378)
	Impaired capitalized software	(441,075)
		(5,129,552)

(d)	Impaired goodwill	(2,913,522)

(e)	Impaired intangible assets	(1,033,645)

(f)	Write-off prepaid game royalties and amusement center facility rent and security deposits	(105,618)

(g)	Acceleration due to uncured defaults under capitalized lease obligations

(h)	Accruals for employee severance and amusement-center lease termination payments	351,921
	Accruals for liabilities arising from uncured defaults under capitalized lease obligations	358,336
	Write-off deferred amusement center lease liabilities and incentives	(82,063)
		628,194

(i)	Write-off deferred amusement center lease liabilities and incentives	(293,186)

3. Reclassifications

Certain financial statement amounts for the three-month and six-month periods ended April 29, 2007 have been reclassified to conform to the financial statement presentation for the comparable periods in fiscal year 2008.

Aces Wired, Inc.

Notes to Consolidated Financial Statements

4. Earnings Per Common Stock Share

The calculations of basic and diluted income (loss) per common stock share for the three-month and six-month periods ended May 4, 2008 and April 29, 2007 are shown in the following table.

	Three-month Period ended		Six-month Period ended
	May 4,	April 29,	May 4,	April 29,
	2008	2007	2008	2007

Numerator:
Net income (loss)	$703,590	$(1,032,536)	$128,548	$(1,861,753)
Deemed dividend on Series A preferred stock	(399,250)	-	(399,250)	-
Net income (loss) available to common stockholders - Basic and Diluted	$304,340	$(1,032,536)	$(270,702)	$(1,861,753)

Denominator:
Weighted average common stock shares outstanding - Basic	9,353,311	7,370,885	8,538,200	7,285,928
Dilutive effect of nonvested common stock	116,518	-	-	-
Assumed conversion of Series A preferred stock	83,428	-	-	-
Weighted average common stock shares outstanding - Diluted	9,553,257	7,370,885	8,538,200	7,285,928
Net income (loss) per common stock share:
Basic	$0.03	$(0.14)	$(0.03)	$(0.26)
Diluted	$0.03	$(0.14)	$(0.03)	$(0.26)

The following approximate weighted average common shares were not included in the calculations of diluted net income (loss) per common share for the periods presented because their inclusion would be antidilutive.

	Three-month Period ended		Six-month Period ended
	May 4,	April 29,	May 4,	April 29,
	2008	2007	2008	2007

Potential common shares related to Series A convertible preferred stock	177,000	1,612,000	944,000	1,612,000
Nonvested common shares	-	588,000	140,000	673,000
Potential common shares related to options to acquire Series A convertible preferred stock	-	322,000	184,000	322,000
	177,000	2,522,000	1,268,000	2,607,000

5. Series A Preferred Stock

On October 11, 2006, the Company sold 1,612,000 shares of Series A preferred stock, which were convertible into an equal number of shares of common stock subject to the effectiveness of a registration statement the Company filed with the SEC on November 8, 2006. At issuance, the effective conversion rate per share of the Series A preferred stock was less than the fair value per share of the Company’s common stock, which constituted an embedded beneficial conversion feature pursuant to Emerging Issues Task Force Issue No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios.” However, because of the contingency associated with the convertibility of the Series A preferred stock, the beneficial conversion feature of $399,250 and resultant discount, or deemed dividend, were not recognized until February 14, 2008 concurrent with the effectiveness of the aforementioned registration statement. The noncash deemed dividend reflects the implied economic value to the preferred stockholders of being able to convert their preferred shares into common shares at a discounted price.

On February 14, 2008, the Company sold in a private placement an additional 208,000 shares of Series A preferred stock at $5.00 per share. These Series A preferred shares were automatically converted into an equal number of shares of the Company’s common stock upon the effectiveness on March 6, 2008 of a registration statement related to the resale of such common shares.

6. Share-Based Compensation

Share-based compensation relates to the grants in October 2006 of approximately 1,128,000 nonvested common stock shares to certain of the Company’s officers, other employees and non-employee directors. As of May 4, 2008, there were approximately 140,000 remaining nonvested shares outstanding, all of which vest on August 3, 2008.

Aces Wired, Inc.

Notes to Consolidated Financial Statements

Noncash share-based compensation is included in the following expense amounts in the accompanying consolidated statements of operations for the three-month and six-month periods ended May 4, 2008 and April 29, 2007.

	Three-month Period ended		Six-month Period ended
	May 4, 2008	April 29, 2007	May 4, 2008	April 29, 2007

Corporate overhead	$86,178	$450,260	$178,922	$1,133,441
Amusement-with-prize	—	23,387	—	46,774
	$86,178	$473,647	$178,922	$1,180,215

7. Revenue Participation Agreements

In November 2007, the Company introduced a program by which it licenses AWP gaming machines, games and back-office systems and provides ancillary services to bingo hall operators in Texas. Under these arrangements, the Company receives revenue based on a fixed percentage of the revenue (or “hold”) per day generated by the licensed gaming machines. Revenue and expenses associated with this program are included in amusement-with-prize revenue and expenses, respectively, in the accompanying consolidated statements of operations for the three-month and six-month periods ended May 4, 2008.

8. Eclipse

Eclipse is 80% owned by the Company and 20% owned by certain key employees of Eclipse. Pursuant to the terms of the agreement governing the business affairs of Eclipse, the Company effectively has complete managerial control and is responsible for funding all business operations (through working capital advances from K&B) until such time that Eclipse becomes financially self-sufficient. Additionally, the minority interests in Eclipse are not entitled to any allocations of that entity’s earnings and losses or distributions of its assets until the Company has recovered all of its investment in Eclipse. Accordingly, the Company has recognized 100% of Eclipse’s assets and liabilities and 100% of its operating loss since inception, which are included in the following amounts in the accompanying consolidated balance sheet as of May 4, 2008 and the consolidated statements of operations for the three-month and six-month periods ended on that date.

Assets
Cash and cash equivalents	$92,024
Prepaid expenses and other	36,894
Property and equipment, net	10,711
Intangible assets, net	390,381

Liabilities
Trade accounts payable	7,753
Other current liabilities and deferred credits	147,212

Operating loss since inception
Product development and sales (includes approximately $58,000 for reseach and development)	$180,965
Depreciation and amortization	182
Interest expense	1,583
$182,730

9. Intangible Assets

The acquisition cost and net book values of the Company’s intangible assets as of May 4, 2008 and October 28, 2007 are presented in the following table. The Company’s intangible assets were acquired in a business combination or were otherwise purchased.

	As of May 4, 2008			As of October 28, 2007
	Acquisition cost	Accumulated amortization	Net book value	Acquisition cost	Accumulated amortization	Net book value

Proprietary computer software	$884,400	(185,695)	$698,705	$884,400	(141,475)	$742,925
Favorable electronic games contract	669,000	(334,060)	334,940	669,000	(267,160)	401,840
License for gaming platform software	395,084	(4,703)	390,381	—	—	—
Customer list	100,000	(69,169)	30,831	100,000	(59,169)	40,831
	$2,048,484	(593,627)	$1,454,857	$1,653,400	(467,804)	$1,185,596

Aces Wired, Inc.

Notes to Consolidated Financial Statements

Amortization of the Company’s intangible assets was included in the following expense amounts in the accompanying consolidated statements of operations for the three-month and six-month periods ended May 4, 2008 and April 29, 2007.

	Three-month Period ended		Six-month Period ended
	May 4, 2008	April 29, 2007	May 4, 2008	April 29, 2007

Amusement-with-prize	$33,450	$33,450	$66,900	$66,900
Depreciation and amortization	22,110	22,110	44,220	44,220
Bingo supply and services	5,000	5,000	10,000	10,000
Product development and sales (research and development)	4,703	—	4,703	—
	$65,263	$60,560	$125,823	$121,120

The estimated future amortization expense of the Company’s intangible assets as of May 4, 2008 was as follows, which amounts do not reflect the subsequent impairment of certain of the intangible assets discussed in Note 2.

Fiscal year
2008 (remaining six months)	$149,338
2009	298,676
2010	279,507
2011	145,316
2012	144,876
Thereafter	437,144
$1,454,857

10. Other assets

Other assets consisted of the following amounts as of May 4, 2008 and October 28, 2007.

	May 4,	October 28,
	2008	2007

Deferred acquisition costs	$557,132	$—
Prepaid expenses	189,888	137,203
Security deposits	141,260	119,516
Other	33,446	15,841
	$921,726	$272,560

11. Income Taxes

The Company accounts for interim period income taxes pursuant to Accounting Principles Board Opinion No. 28, “Interim Financial Reporting,” (APB 28) and FASB Interpretation No. 18, “Accounting for Income Taxes in Interim Periods - an Interpretation of APB Opinion No. 28” (FIN 18). APB 28 and FIN 18 generally provide that an entity estimate an annual effective tax rate at the end of each interim period based on the “ordinary” income or loss the entity expects to incur for the entire year. If a reliable estimate cannot be made, the actual year-to-date effective tax rate may be used as the estimated tax rate. The estimated annual effective tax rate is then applied to year-to-date pretax income (or loss) to compute the year-to-date tax provision. Absent “discrete” events that create income tax consequences unique to an interim period, the tax provision for the current interim period is otherwise the change in the year-to-date tax provision from the end of the prior interim period. FIN 18 also stipulates that an entity not recognize income tax expense or benefit during an interim period if the entity expects an “ordinary” loss for the entire year, the loss cannot be carried back and it is more likely than not that the resulting tax benefit will not otherwise be realized.

Aces Wired, Inc.

Notes to Consolidated Financial Statements

Texas margin taxes (which are reported as a component of income taxes although they are not directly attributable to pretax income), non-deductible share-based compensation and certain other non-deductible expenses are the principal reasons for the unusually high effective income tax rate for the six-month period ended May 4, 2008. During the first quarter of 2008, the Company incurred a pretax loss but did not recognize an income tax benefit because management considered that realization of such benefit in the current or future years was doubtful. Accordingly, the less-than-expected effective income tax rate for the three-month period ended May 4, 2008 is principally due to the change in the 2008 year-to-date tax provision from the first quarter of that year. Income taxes for the three-month and six-month periods ended April 29, 2007 consisted primarily of federal income tax benefits resulting from the Company’s ability to carryback the net operating losses incurred in those periods. The less-than-expected tax benefits for the 2007 periods were due primarily to the non-deductibility of share-based compensation expense incurred during those periods.

The Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109,” (FIN48) in the first quarter of its current fiscal year ending November 2, 2008. FIN48 provides guidance for recognizing and measuring uncertain tax positions, as defined in Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a threshold condition that an uncertain tax position must meet before any of the benefits of that tax position can be recognized in the financial statements. Guidance is also provided regarding derecognition, classification and disclosure of these uncertain tax positions including the classification of interest and penalties related to tax uncertainties. As of May 4, 2008, the Company had no uncertain tax positions that affected its consolidated results of operations and financial position, nor was it subject to audits or reviews by any tax authority.

12. Transactions with Related Parties

On December 19, 2007, a special committee of the Company’s board of directors approved an agreement between the Company and Graves Management, Inc. (Graves Management) pursuant to which the Company received an option to purchase an approximate 62% interest in a limited partnership that owns a dog racing license and racetrack in Corpus Christi, Texas. Graves Management is owned by the Company’s chairman of the board of directors. This agreement also obligated the Company to reimburse Graves Management approximately $214,000 it had paid to acquire the option from the limited partnership.

13. Segment Information

Description of Segments

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” (SFAS 131) requires disclosures related to certain components of a company for which discrete financial information is available that is evaluated regularly by a company’s chief operating decision maker in deciding the allocation of company resources and assessing performance. The Company currently has three principal operating subsidiaries, K&B, AWLLC and Eclipse, each of which is or is a component of a reportable business segment pursuant to SFAS 131. K&B is a state licensed supplier of electronic bingo games and equipment, branded pull-tabs and bingo supplies in Texas and has been in business for over 29 years. AWLLC was organized in June 2004 and, together with certain other of the Company’s subsidiaries, does business in the AWP gaming industry in Texas. As of May 4, 2008, AWLLC was operating 436 AWP machines in six gaming amusement centers, compared to 107 AWP machines it was operating in three gaming amusement centers as of April 29, 2007. Additionally, AWLLC had licensed 186 AWP machines to six bingo hall operators as of May 4, 2008 under revenue participation agreements, which program began in November 2007. The Company formed Eclipse on March 17, 2008 for the purpose of developing game content and related back-office systems for its AWP business and to develop and market game content and machines for charitable electronic bingo and class II gaming operators in states other than Texas. From its formation until May 4, 2008, Eclipse essentially operated as a development stage company and had no revenue.

Aces Wired, Inc.

Notes to Consolidated Financial Statements

Segment Data

The Company derives the results of operations and other financial information regarding K&B, AWLLC and Eclipse from the same financial reporting system the Company uses to prepare its consolidated financial statements and other financial management reports. Management measures the performance of each operating business segment based on several metrics including net earnings from operations and earnings before interest, income taxes and depreciation and amortization. The Company does not allocate to its operating business segments any corporate expenses (such as compensation for its executive officers), costs associated with certain administrative support services (e.g., accounting and human resources), nonoperating income and expenses not directly identifiable with an operating business segment and income taxes. As used hereinafter, the bingo supply and services business segment is referred to as Bingo, and the AWP gaming business segment is referred to as AWP. The Company historically has had no intersegment revenue.

Selected condensed financial information for the Company’s operating business segments for the three-month and six-month periods ended May 4, 2008 and April 29, 2007 is presented in the following table. Texas is currently the only geographic area in which the Company has business operations and properties.

	Three-month Period ended		Six-month Period ended
	May 4,	April 29,	May 4,	April 29,
	2008	2007	2008	2007
Revenue, net
AWP
Gaming amusement centers, net	$4,609,548	$1,552,144	$6,915,053	$3,151,046
Revenue participation agreements	220,136	-	277,162	-
Other (*)	14,136	2,800	24,137	5,711
Total AWP revenue, net	4,843,820	1,554,944	7,216,352	3,156,757
Bingo	3,828,971	4,066,021	7,605,467	7,944,224
Consolidated revenue, net	$8,672,791	$5,620,965	$14,821,819	$11,100,981

Segment income (loss) before income taxes
AWP	$1,199,525	$(597,614)	$736,286	$(1,060,908)
Bingo	737,965	892,366	1,539,810	1,715,167
Expenses attributable to Eclipse	(182,730)	-	(182,730)	-
Total segment income before income taxes	1,754,760	294,752	2,093,366	654,259
Unallocated income and expenses, net
Share-based compensation	(86,178)	(450,260)	(178,922)	(1,133,441)
Other unallocated income and expenses, net	(763,352)	(1,044,734)	(1,553,250)	(1,621,586)
Consolidated income (loss) before income taxes	905,230	(1,200,242)	361,194	(2,100,768)
Income tax (expense) benefit	(201,640)	167,706	(232,646)	239,015
Consolidated net income (loss)	$703,590	$(1,032,536)	$128,548	$(1,861,753)

(*)
Other revenue for the three-month and six-month periods ended May 4, 2008 consisted of fees earned by one of the Company’s AWP-related subsidiaries for providing stored-value card processing services to unaffiliated entities and fees from automatic-teller-machines located at certain of the Company’s amusement centers. Other revenue for the three-month and six-month periods ended April 29, 2007 consisted of food and beverage sales at one of the Company’s gaming amusement centers, which sales were discontinued in April 2007.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussions and analyses provide information that management believes is relevant to an assessment and understanding of our company, results of operations and financial condition for the three-month and six-month periods ended May 4, 2008 and April 29, 2007. Such discussions and analyses should be considered together with our consolidated financial statements and the accompanying notes to those financial statements included elsewhere in this quarterly report on Form 10-QSB and in our annual report on Form 10-KSB for the fiscal year ended October 28, 2007, which we filed with the U.S. Securities and Exchange Commission (SEC) on January 28, 2008.

Particular attention should be given to the shutdown of our AWP operations on May 21, 2008, which will have a materially adverse effect on our future results of operations and financial position beginning in our third quarter ending August 3, 2008, as described in more detail below and in Note 2, “Subsequent Events,” to our consolidated financial statements included in Item 1 of Part I of this quarterly report.

Executive Overview

Shutdown of AWP Operations

On May 21, 2008, the Texas Department of Public Safety and other law enforcement agencies simultaneously executed search and arrest warrants that resulted in the indefinite shutdown of all six of our amusement gaming centers then in operation (three in Ft. Worth and one each in San Antonio, Corpus Christi and Copperas Cove), confiscation of substantially all of our gaming machines and other property and equipment and seizure of certain cash and bank deposits. As a consequence of the shutdown, we also terminated all revenue sharing agreements under which we had licensed AWP machines and technology to certain bingo hall operators in Texas.

The affidavits upon which the warrants are based alleged violations of Texas Penal Code provisions relating to gambling promotion; keeping a gambling place; possession of a gambling device, equipment or paraphernalia; money laundering; and engaging in organized criminal activity relating to the same. In conjunction with the execution of the warrants, authorities arrested certain of our amusement center employees (all of whom were subsequently released) and seized accounting and other corporate records. To date, no formal charges have been made against the Company or any of our officers and other employees.

Due to the significant uncertainties associated with the ultimate recovery of the expropriated assets and the resumption of our AWP business in Texas, we currently expect to recognize an approximate $11.7 million pretax loss in the third quarter of 2008 directly and indirectly attributable to the shutdown, including an approximate $5.7 million impairment charge related to goodwill and certain intangible and other assets attributable to our AWP business. The total estimated loss also includes the write-off of the deferred acquisition costs discussed below and accruals for employee severance and amusement-center lease termination payments and liabilities arising from uncured defaults under capitalized lease obligations. We cannot currently determine the income tax effect of such losses, for both financial reporting and tax compliance purposes, because of uncertainties regarding the timing and nature of the charges that might be assessed against us as well as the outcome of the resultant legal proceedings.

We intend to sue for the return of our assets and our rights to continue our AWP business in Texas. However, U.S. generally accepted accounting principles require that a claim that is subject to litigation be presumed to be not probable of realization. Accordingly, we did not consider the probability of a successful outcome in such litigation or the return of (or compensation for) the expropriated assets when assessing the impairment and other losses resulting from the shutdown of our AWP business. Additional information on the shutdown of our AWP business and the final loss recognized will be reported in our quarterly report on Form 10-QSB for the quarterly period ended August 3, 2008.

Consequences of the Shutdown

At the time of the shutdown, we were operating 436 machines in six Ace Gaming Amusement Centers compared to 230 machines we were operating in four Ace Gaming Amusement Centers as of October 28, 2007. Additionally, we had licensed 182 machines to six bingo hall operators pursuant to a revenue sharing program we began in November 2007. As we had expected, this expansion (particularly the deployment of additional machines) made for substantial improvements in the financial performance of our AWP business segment as evidenced by pretax earnings of approximately $1,200,000 and $736,000 for the three-month and six-month periods ended May 4, 2008, respectively. These were the first profitable periods in that segment’s operating history. We were also in the process of opening new amusement centers in San Antonio and Ft. Worth, expanding the Corpus Christi center and relocating the Copperas Cove center to a larger facility.

Authorities also seized certain bank accounts and other property of K&B Sales, Inc. (K&B), our wholly owned subsidiary that is a licensed distributor of bingo supplies and equipment in Texas. However, there was no meaningful interruption in K&B’s operations. While we do not believe K&B’s license is in jeopardy of being revoked as a consequence of the actions taken against our AWP business, there is no assurance that K&B’s business operations and assets will not otherwise become entangled in the legal proceedings resulting from such actions.

We held an option that expired on June 13, 2008 to acquire a majority ownership interest in a limited partnership that owns a dog-racing license and racetrack in Corpus Christi. We paid approximately $439,000 in nonrefundable deposits to acquire the option and could have extended it for another 90 days upon payment of an additional $225,000 nonrefundable deposit. However, the transfer of the dog-racing license (which to us was an essential component of the acquisition) was subject to approval by the Texas Racing Commission regarding the suitability of our having a controlling interest in the partnership. In light of the actions taken by the authorities, it became evident that our application would not be approved by the June 13 expiration date or within 90 days thereafter. Accordingly, we did not pay the additional nonrefundable deposit required to extend the option. Due to the expiration of the option, together with our decision to discontinue efforts to acquire an ownership interest in the limited partnership, we will write-off approximately $580,000 of deferred acquisition costs in the third quarter of 2008, inclusive of the nonrefundable option deposits that we paid.

To date, we have undertaken the following measures to help offset, to the extent possible, future lost profits and working capital contribution from our AWP business and to defray expected legal costs resulting from the shutdown:

•	furloughed substantially all of our amusement center employees and certain K&B and corporate employees;

•	exercised our options to terminate the leases for all gaming amusement centers;

•	terminated all other long-term contracts associated with the AWP business (e.g., contracts for security services) and certain other nonessential contracts; and

•	initiated payroll reductions for our officers and certain other remaining employees.

Other than those matters discussed below in Item 1, “Legal Proceedings,” of Part II, we do not currently know what criminal charges and/or additional civil claims, if any, might eventually be brought against us and/or our employees, or the dates by when any such legal proceedings will begin or end. We estimate that to date we have incurred approximately $250,000 of legal expenses directly attributable to the shutdown of our AWP business. While we cannot reasonably determine the ultimate amount of legal expenses we might incur as a result of the shutdown, we expect such future expenses will be substantial, particularly if we are forced to litigate in the higher Texas courts. There are no assurances, however, we will ultimately prevail in court regardless of what resources we employ, financial or otherwise, in these matters.

Current Plans

The prospects for the future growth and profitability of our company had focused on the expansion of our AWP gaming business in Texas. Given the indefinite shutdown of that business, for the time being we intend to concentrate our resources on maintaining our share of the bingo supply market in Texas and growing the business operations of Eclipse Gaming Systems, LLC (Eclipse).

Eclipse is a majority owned subsidiary that we formed on March 17, 2008 primarily for developing game content and back-office systems for our AWP operations. With the shutdown of those operations, Eclipse will concentrate on developing and marketing games, systems and machines for external customers in markets that are currently underserved by mainstream game providers and in which there is limited competition. These markets, which are governed by state and/or local laws and regulations, include charitable electronic bingo gaming in Alabama, Louisiana and Mississippi and class II style gaming in California, Oklahoma, Washington and New York. Eclipse expects to install its first machines and games in Alabama under revenue participation agreements in August 2008. Until Eclipse becomes financially self-sufficient, its operations will be funded by working capital advances from K&B.

We will also continue to look for other complementary business opportunities provided we can obtain the necessary debt and/or additional equity capital.

Other Information

We had 52 employees as of June 30, 2008 compared to 209 employees as of May 21, 2008 when our AWP gaming business was shutdown.

Other information about us is available at www.aceswired.com, which information, however, is not part of this filing and is not incorporated by reference or otherwise in this report. Our annual reports on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K and other reports, as well as any amendments and exhibits to those reports, are available free of charge through our website or the SEC’s website, www.sec.gov, as soon as reasonably practicable after we file them with the SEC.

Results of Operations

The following discussions and analyses compare our results of operations for the three-month and six-month periods ended May 4, 2008 to our operating results for the three-month and six-month periods ended April 29, 2007.

Our operations are comprised of three business segments: a bingo supply distribution business (Bingo); an AWP gaming business (AWP); and a game development and marketing business (Eclipse). We do not allocate corporate overhead, certain other income and expenses and income taxes to our operating business segments. We began our bingo supply distribution business in 1978, but we only began to earnestly build our AWP gaming business during the first fiscal quarter of 2006 and to create a corporate infrastructure to support the expansion of our AWP gaming business and our company generally after we acquired Goodtime Action Amusement Partners, L.P. (Goodtime) in October 2006. We formed Eclipse on March 17, 2008 for the purpose of developing game content and related back-office systems for our AWP business and to develop and market game content and machines for charitable electronic bingo and class II gaming operators in states other than Texas. From its formation until May 4, 2008, Eclipse essentially operated as a development stage company and had no revenue. Accordingly, certain of the changes in our operating results for the 2008 periods compared to the same periods in 2007 are explained simply by the fact that our operations were larger and more established during the 2008 periods, particularly respecting our AWP operations.

Our fiscal year generally ends on the last Sunday in October. While this fiscal year creates better comparability of our quarterly results of operations by usually having an equal number of weeks (13) and weekend days (26) in each quarter, it periodically necessitates a 53-week fiscal year. Hereinafter, the second quarter of 2008 and the second quarter of 2007 refer to the 13-week periods ended May 4, 2008 and April 29, 2007, respectively; and the first half of 2008 and the first half of 2007 refer to the 27-week and 26-week periods ended May 4, 2008 and April 29, 2007, respectively. Additionally, certain amounts of the condensed segment statements of operations for the second quarter of 2007 and the first half of 2007 have been reclassified to conform to the financial statement presentation for the comparable periods in 2008.

As described above and at Note 2, “Subsequent Events,” to our consolidated financial statements included in Item 1 of Part I of this quarterly report, on May 21, 2008, law enforcement agencies in Texas took actions against us that resulted in the shutdown of all of our AWP operations. Except as noted, the following discussions and analyses do not otherwise consider the material and adverse effects on our future consolidated operating results and financial position due to the shutdown.

Second Quarter of 2008 Compared to the Second Quarter of 2007

The second quarter of 2008 was our first profitable quarterly period since we acquired Goodtime in October 2006. We had net income of approximately $704,000 on net revenue of approximately $8,673,000 for the second quarter of 2008 compared to a net loss of approximately $1,033,000 on net revenue of approximately $5,621,000 for the second quarter of 2007. Basic and diluted net income per common share was $0.03 for the second quarter of 2008, after giving effect to noncash deemed dividends of approximately $399,000 on our Series A preferred stock. Basic and diluted net loss per common share was $0.14 for the comparable quarterly period in 2007. As shown below, the quarter-over-quarter improvement in our consolidated operating results was due primarily to the improvement in the financial performance of our AWP business segment for the second quarter of 2008.

	Second Quarter of 2008
	Bingo	AWP	Eclipse	Corporate overhead	Consolidated

Revenue, net	$3,828,971	$4,843,820	$-	$-	$8,672,791
Share-based compensation	-	-	-	86,178	86,178
Other operating expenses	3,091,324	3,599,163	181,147	736,561	7,608,195
Operating income (loss)	737,647	1,244,657	(181,147)	(822,739)	978,418
Other income (expense), net	318	(45,132)	(1,583)	(26,791)	(73,188)
Income (loss) before income taxes	$737,965	$1,199,525	$(182,730)	$(849,530)	905,230
Income tax expense					(201,640)
Net income					$703,590

	Second Quarter of 2007
	Bingo	AWP	Eclipse	Corporate overhead	Consolidated

Revenue, net	$4,066,021	$1,554,944	$-	$-	$5,620,965
Share-based compensation	-	23,387	-	450,260	473,647
Other operating expenses	3,171,716	2,092,964	-	874,850	6,139,530
Operating income (loss)	894,305	(561,407)	-	(1,325,110)	(992,212)
Other income (expense), net	(1,939)	(36,207)	-	(169,884)	(208,030)
Income (loss) before income taxes	$892,366	$(597,614)	$-	$(1,494,994)	(1,200,242)
Income tax benefit					167,706
Net loss					$(1,032,536)

Bingo Business Segment

The changes in the results of operations for our bingo business segment for the second quarter of 2008 compared to the second quarter of 2007 are shown below.

		Better (Worse) Compared to
		Second Quarter of 2007
	Second Quarter of 2008	Amount	Percentage

Revenue	$3,828,971	$(237,050)	(5.83)
Cost of sales	2,114,781	122,999	5.50
Other operating expenses	888,973	(42,468)	(5.02)
Depreciation and amortization	87,570	(139)	(0.16)
Other income (expense), net	318	2,257	116.40
Income before income taxes	$737,965	(154,401)	(17.30)

•
The decreases in revenue and cost of sales were due primarily to the loss of certain commercial, high-volume customers affecting the 2008 quarter compared to the 2007 quarter, as well as depressed pricing due to increased competition in the current quarter. While we anticipated this trend, a recent increase in the overall demand for bingo supplies in the Texas market has mitigated somewhat the negative effect on our 2008 quarterly pretax profits and cash flow. Additionally, beginning in June 2008, we began marketing electronic display devices that show the results of pull-tab bingo event tickets. We are hopeful that this new “video confirmation” style of bingo pull-tabs might increase the contribution from our pull-tabs sales by 10% to 20% annually, or between $160,000 and $320,000, based on our current pull-tab sales and gross margins.

•
The increase in other operating expenses is due primarily to nonrecurring savings we realized in the second quarter of 2007 related to marketing programs, professional services, employee health insurance premiums, travel and facility and vehicle repairs.

With the shutdown of our AWP operations, our bingo business segment is currently our only source of operating cash flow from which we can fund the Eclipse operations and cover our corporate overhead. Because of this and the expected decline in bingo revenue for the remainder of 2008, we furloughed certain bingo personnel and implemented other cost saving measures in an effort to maximize the cash flow from this business segment.

AWP Business Segment

The changes in the results of operations for our AWP business segment for the second quarter of 2008 compared to the second quarter of 2007 are shown below.

		Better (Worse) Compared to
		Second Quarter of 2007
	Second Quarter of 2008	Amount	Percentage

Revenue, net	$4,843,820	$3,288,876	211.51
Other operating expenses	3,308,543	(1,407,224)	(74.01)
Share-based compensation	—	23,387	100.00
Depreciation and amortization	290,620	(98,975)	(51.64)
Other income (expense), net	(45,132)	(8,925)	(24.65)
Income before income taxes	$1,199,525	1,797,139	300.72

As illustrated in the table below, the changes in net revenue and expenses for the second quarter of 2008 compared to the second quarter of 2007 are generally explained by the significantly larger scope of our AWP operations in the 2008 quarter. Additionally, operating results for the second quarter of 2007 were adversely affected by the closure of three amusement centers during that period, which idled approximately 110 machines. Two of these closures resulted from threatened legal actions associated with the opinion issued by the Attorney General of Texas on March 6, 2007, which is discussed in Note 2, “Subsequent Events,” to the consolidated financial statements included in Item 1 of Part I of this quarterly report. The third center was closed due to operational reasons.

	Second Quarter
	2008[1]	2007	Change

Number of machines in operation at end of period	436	107	307.5%

Weighted average machines in operation during the period[2]	398	156	155.1%

Number of Ace Gaming Amusement Centers in operation at end of period	6	3	100.0%

Number of employees at end of period[3]	148	46	221.7%

Machine days (the product of the machines in operation and the number of business days in the period)[2]	36,229	14,221	154.8%

Operating revenue per machine day[4]	$127.23	$105.52	20.6%

Operating expense per machine day	$97.72	$148.82	34.3%

Operating income (loss) as a percent of operating revenue[5]	23.2%	(36.6)%	163.4%

1
For comparability, the amounts in the table for the second quarter of 2008 do not include the operating results and statistics associated with the revenue participation agreements discussed below, which program we began in November 2007.

2	Based on 91 business days for each of the 2008 and 2007 quarters.

3	Includes marketing and other AWP administrative personnel as well as amusement center employees.

4
Operating revenue per machine day is the amount of cash and prize points played less the amount of prize points won and promotional giveaways, such as free play, food and beverage. Operating revenue per machine day for the second quarter of 2007 does not include revenue related to expired Ace Advantage Cards and revenue from an amusement center in El Paso, Texas where we were a joint operator under a revenue sharing agreement from November 2005 through March 2007.

5
Percentages reflect the operating margin from our amusement-with-prize operations for the quarterly periods presented, which are adjusted as follows for comparability. The net operating results for the second quarter of 2008 do not include the net revenue and expenses associated with the revenue participation program we began in November 2007. The net operating results for the second quarter of 2007 do not include the net revenue generated by the El Paso, Texas amusement center that was closed in March 2007. Additionally, other operating revenue is excluded from the calculations of operating margin for both quarters.

Revenue Participation Agreements

In November 2007, we began a program under which we licensed AWP machines and related technology and provided ancillary services to bingo hall operators in Texas. In exchange, we received a fixed percentage of the hold generated by the licensed machines. This program generated net pretax earnings of approximately $161,000 during the second quarter of 2008, which equated to a pretax profit margin of approximately 73%.

Shutdown of AWP Operations

As previously discussed, on May 21, 2008, law enforcement agencies in Texas took actions against us that resulted in the shutdown all of our gaming amusement centers. Since then, we have undertaken actions to terminate the facility leases for all of those centers, including the leases for two new centers we expected to open during the third quarter of 2008. Additionally, we have furloughed 144 of our AWP employees since the shutdown and terminated all of the aforementioned revenue participation agreements.

Due to significant uncertainties relating to the scope, duration and outcome of the legal proceedings resulting from the shutdown, at this time we cannot predict when or if we will be able to resume our AWP operations in Texas. Nor do we currently have any plans or the financial and other resources to expand our AWP operations into other states. Accordingly, we expect to recognize an approximate $11.7 million pretax loss in the third quarter ending August 3, 2008 resulting from the confiscation and impairment of essentially all of our AWP-related assets, including goodwill and certain intangible assets, and other charges and credits arising directly and indirectly from the shutdown of those operations.

Eclipse

The components of Eclipse’s total expenses for the second quarter of 2008 are shown below.

Payroll	$125,375
Legal, professional and other contract services	27,360
Travel and other	23,527
Depreciation and amortization	4,885
Interest	1,583
$182,730

Eclipse employs 12 employees, all of whom currently work from home. Given the nature of its business (software development and marketing), payroll expense will continue to be the primary operating expense of this business segment and will increase as such operations expand. Legal, professional and other contract services included approximately $17,000 of legal expenses associated with the formation of this entity and should decrease significantly as a proportion of Eclipse’s total future expenses. With the exception of an installment purchase agreement related to the acquisition of a software license and a firm order for the purchase of approximately 50 gaming machines, Eclipse currently has no leases or other binding long-term commitments. Eclipse expects to enter into its first revenue participation agreement in August 2008.

Corporate Overhead

Corporate overhead is comprised primarily of the salaries and benefits for our executive officers and other corporate employees, legal and accounting fees not otherwise allocated to our Bingo and AWP business segments and other corporate and fiscal expenses, such as director and officer liability insurance and rent for our corporate offices. Corporate overhead also includes interest expense incurred on the notes payable to related parties and dividends paid to our former Series A preferred stockholders under a registration payment arrangement. The following table shows the changes in the components of our corporate overhead for the second quarters of 2008 and 2007. Measured as a percentage of total consolidated net operating revenue, corporate overhead expenses were approximately 10% for the second quarter of 2008 compared to 27% for the second quarter of 2007.

		Better (Worse) Compared to
		Second Quarter of 2007
	Second Quarter of 2008	Amount	Percentage

Other corporate and fiscal expenses	$730,147	$132,268	15.34
Share-based compensation	86,178	364,082	80.86
Depreciation and amortization	6,414	6,021	48.42
Other income (expense), net	(26,791)	143,093	84.23
Loss before income taxes	$(849,530)	645,464	43.18

•
The change in other corporate and fiscal expenses was primarily due to decreased legal and accounting fees and payroll expense. The decrease in legal and accounting fees resulted from significantly higher fees we incurred during the second quarter of 2007 related to certain SEC filings, which were complicated by the events resulting from the Attorney General opinion issued in March 2007. The decrease in payroll expense was attributable primarily to relocation allowance payments made to one of our executive officers during the second quarter of 2007. We do not expect similar reductions in such SEC-related professional fees and payroll expense for the remainder of 2008.

•
Share-based compensation relates to the issuance in October 2006 of approximately 1.1 million shares of nonvested restricted common stock, most of which was fully vested as of October 28, 2007. As of May 4, 2008, we had approximately $86,000 of unrecognized compensation cost associated with the remaining nonvested shares, which will be expensed in the third quarter of 2008. We also have an equity compensation plan (the Aces Wired, Inc. 2007 Stock Incentive Plan) under which no awards have been made to date.

•
The change in other income (expense) was due principally to our accounting for payments we were required to make to our former Series A preferred stockholders for failing to timely make effective a registration statement related to the common shares into which their preferred shares were eventually converted. During the second quarter of 2007, we accrued the entire amount of dividends we estimated we would be required to pay from the date we became so obligated (March 11, 2007) through the date we then thought the subject registration statement would become effective. The registration statement became effective on February 14, 2008.

Subsequent to the shutdown of our AWP business segment, we furloughed certain of our corporate employees, renegotiated the lease for our corporate offices and terminated the sublease for additional office space. Additionally, all of our officers and certain of our other remaining employees agreed to indefinite deferrals of between 67% and 10% of their annual salaries (cumulatively about $55,000 per month) to help us conserve cash. However, we expect to incur substantial legal expenses in the future associated with legal proceedings resulting from the shutdown, including, if necessary, the defense of our employees.

Income Taxes

We had income tax expense of approximately $202,000 for the second quarter of 2008 compared to an income tax benefit of approximately $168,000 for the second quarter of 2007. The principal reasons for the change in our income tax provision are that we had pretax income for the 2008 quarter compared to a pretax loss for the 2007 quarter. Our income taxes are discussed in more detail in Note 11, “Income Taxes,” to our consolidated financial statements included in Item 1 of Part I of this quarterly report.

First Half of 2008 Compared to the First Half of 2007

We had net income of approximately $129,000 on net revenue of approximately $14,822,000 for the first half of 2008 compared to a net loss of approximately $1,862,000 on net revenue of approximately $11,101,000 for the first half of 2007. Basic and diluted net loss per common share was $0.03 for the first half of 2008, after giving effect to noncash deemed dividends of approximately $399,000 on our Series A preferred stock. Basic and diluted net loss per common share was $0.26 for the comparable six-month period in 2007. As shown below, the period-over-period improvement in our consolidated operating results was due primarily to the improvement in the financial performance of our AWP business segment for the first half of 2008 and a significant decrease in share-based compensation expense during that period.

Except as noted, the reasons for the changes in the segment operating results for the first half of 2008 compared to the first half of 2007 were principally the same reasons for the changes in the segment operating results for the second quarter of 2008 compared to the second quarter of 2007. Respecting our operating business segments, the primary reasons were:

•	Bingo business segment - decreased net earnings in the first half of 2008 due to the loss of customers and increased competition.

•
AWP business segment - increased net earnings due to significantly larger and more established operations in the first half of 2008. Additionally, the operating results for the first half of 2007 were adversely affected by actions resulting from the opinion issued by the Attorney General in March 2007.

	First Half of 2008
	Bingo	AWP	Eclipse	Corporate overhead	Consolidated

Revenue, net	$7,605,467	$7,216,352	$-	$-	$14,821,819
Share-based compensation	-	-	-	178,922	178,922
Other operating expenses	6,066,228	6,393,372	181,147	1,515,224	14,155,971
Operating income (loss)	1,539,239	822,980	(181,147)	(1,694,146)	486,926
Other income (expense), net	571	(86,694)	(1,583)	(38,026)	(125,732)
Income (loss) before income taxes	$1,539,810	$736,286	$(182,730)	$(1,732,172)	361,194
Income tax expense					(232,646)
Net income					$128,548

	First Half of 2007
	Bingo	AWP	Eclipse	Corporate overhead	Consolidated

Revenue, net	$7,944,224	$3,156,757	$-	$-	$11,100,981
Share-based compensation	-	46,774	-	1,133,441	1,180,215
Other operating expenses	6,227,868	4,096,162	-	1,505,310	11,829,340
Operating income (loss)	1,716,356	(986,179)	-	(2,638,751)	(1,908,574)
Other income (expense), net	(1,189)	(74,729)	-	(116,276)	(192,194)
Income (loss) before income taxes	$1,715,167	$(1,060,908)	$-	$(2,755,027)	(2,100,768)
Income tax benefit					239,015
Net loss					$(1,861,753)

Bingo Business Segment

The changes in the results of operations for our bingo business segment for the first half of 2008 compared to the first half of 2007 are shown below.

		Better (Worse) Compared to
		First Half of 2007
	First Half of 2008	Amount	Percentage

Revenue	$7,605,467	$(338,757)	(4.26)
Cost of sales	4,145,995	206,521	4.74
Other operating expenses	1,748,320	(40,199)	(2.35)
Depreciation and amortization	171,913	(4,682)	(2.80)
Other income (expense), net	571	1,760	148.02
Income before income taxes	$1,539,810	(175,357)	(10.22)

•
The decreases in revenue and cost of sales were due primarily to the loss of certain commercial, high-volume customers affecting the 2008 period compared to the 2007 period, as well as depressed pricing due to increased competition. While we anticipated this, a recent increase in the overall demand for bingo supplies in the Texas market has mitigated somewhat the negative effect on our 2008 year-to-date pretax profits and cash flow. Additionally, beginning in June 2008, we began marketing electronic display devices that show the results of pull-tab bingo event tickets. We are hopeful that this new “video confirmation” style of bingo pull-tabs might increase the contribution from our pull-tabs sales by 10% to 20% annually, or between $160,000 and $320,000, based on our current pull-tab sales and gross margins.

•
The increase in other operating expenses is due primarily to nonrecurring savings we realized in the second half of 2007 related to marketing programs, professional services, employee health insurance premiums, travel and facility and vehicle repairs.

AWP Business Segment

The changes in the results of operations for our AWP business segment for the first half of 2008 compared to the first half of 2007 are shown below.

		Better (Worse) Compared to
		First Half of 2007
	First Half of 2008	Amount	Percentage

Revenue, net	$7,216,352	$4,059,595	128.60
Other operating expenses	5,861,963	(2,142,045)	(57.58)
Share-based compensation	—	46,774	100.00
Depreciation and amortization	531,409	(155,165)	(41.24)
Other income (expense), net	(86,694)	(11,965)	(16.01)
Income before income taxes	$736,286	1,797,194	169.40

As illustrated in the table below, the changes in net revenue and expenses for the first half of 2008 compared to the first half of 2007 are generally explained by the significantly larger scope of our AWP operations in the 2008 period compared to the 2007 period. Additionally, operating results for the second half of 2007 were adversely affected by the closure of three amusement centers during that period, which idled approximately 110 machines. Two of these closures resulted from threatened legal actions associated with the opinion issued by the Attorney General of Texas on March 6, 2007, which is discussed in Note 2, “Subsequent Events,” to the consolidated financial statements included in Item 1 of Part I of this quarterly report. The third center was closed due to operational reasons.

	First Half
	2008[1]	2007	Change

Number of machines in operation at end of period	436	107	307.5%

Weighted average machines in operation during the period[2]	329	184	78.8%

Number of Ace Gaming Amusement Centers in operation at end of period	6	3	100.0%

Number of employees at end of period[3]	148	46	221.7%

Machine days (the product of the machines in operation and the number of business days in the period)[2]	61,923	33,344	85.7%

Operating revenue per machine day[4]	$111.67	$92.62	20.6%

Operating expense per machine day	$101.67	$124.25	18.2%

Operating income (loss) as a percent of operating revenue[5]	9.0%	(32.1)%	128.0%

1
For comparability, the amounts in the table for the first half of 2008 do not include the operating results and statistics associated with the revenue participation agreements discussed below, which program we began in November 2007.

2	Based on 188 business days for the first half of 2008 and 181 business days for the first half of 2007.

3	Includes marketing and other AWP administrative personnel as well as amusement center employees.

4
Operating revenue per machine day is the amount of cash and prize points played less the amount of prize points won and promotional giveaways, such as free play, food and beverage. Operating revenue per machine day for the second half of 2007 does not include revenue related to expired Ace Advantage Cards and revenue from an amusement center in El Paso, Texas where we were a joint operator under a revenue sharing agreement from November 2005 through March 2007.

5
Percentages reflect the operating margin from our amusement-with-prize operations for the year-to-date periods presented, which are adjusted as follows for comparability. The net operating results for the first half of 2008 do not include the net revenue and expenses associated with the revenue participation program we began in November 2007. The net operating results for the first half of 2007 do not include the net revenue generated by the El Paso, Texas amusement center that was closed in March 2007. Additionally, other operating revenue is excluded from the calculations of operating margin for both year-to-date periods.

Revenue Participation Agreements

In November 2007, we began a program under which we licensed AWP machines and related technology and provided ancillary services to bingo hall operators in Texas. In exchange, we received a fixed percentage of the hold generated by the licensed machines. This program generated net pretax earnings of approximately $180,000 during the first half of 2008, which equated to a pretax profit margin of approximately 65%.

Eclipse

Eclipse was formed in March 2008. Accordingly, its operating results for the first half of 2008 are the same as its operating results for the second quarter of 2008, which were discussed previously.

Corporate Overhead

Corporate overhead is comprised primarily of the salaries and benefits for our executive officers and other corporate employees, legal and accounting fees not otherwise allocated to our Bingo and AWP business segments and other corporate and fiscal expenses, such as director and officer liability insurance and rent for our corporate offices. Corporate overhead also includes interest expense incurred on the notes payable to related parties and dividends paid to our former Series A preferred stockholders under a registration payment arrangement. The following table shows the changes in the components of our corporate overhead for the first half of 2008 and 2007. Measured as a percentage of total consolidated net operating revenue, corporate overhead expenses were approximately 12% for the first half of 2008 compared to 25% for the first half of 2007.

		Better (Worse) Compared to
		First Half of 2007
	First Half of 2008	Amount	Percentage

Other corporate and fiscal expenses	$1,503,656	$(15,180)	(1.02)
Share-based compensation	178,922	954,519	84.21
Depreciation and amortization	11,568	5,266	31.28
Other income (expense), net	(38,026)	78,250	67.30
Loss before income taxes	$(1,732,172)	1,022,855	37.13

•
Share-based compensation relates to the issuance in October 2006 of approximately 1.1 million shares of nonvested restricted common stock, most of which was fully vested as of October 28, 2007. As of May 4, 2008, we had approximately $86,000 of unrecognized compensation cost associated with the remaining nonvested shares, which will be expensed in the third quarter of fiscal year 2008. We also have an equity compensation plan (the Aces Wired, Inc. 2007 Stock Incentive Plan) under which no awards have been made to date.

•
The change in other income (expense) was due principally to our accounting for payments we were required to make to our former Series A preferred stockholders for failing to timely make effective a registration statement related to the common shares into which their preferred shares were eventually converted. During the second half of 2007, we accrued the entire amount of dividends we estimated we would be required to pay from the date we became so obligated (March 11, 2007) through the date we then thought the subject registration statement would become effective. The registration statement became effective on February 14, 2008.

Income Taxes

We had income tax expense of approximately $233,000 for the first half of 2008 compared to an income tax benefit of approximately $239,000 for the first half of 2007. The principal reasons for the change in our income tax provision are that we had pretax income for the first half of 2008 compared to a pretax loss for the first half of 2007. Our income taxes are discussed in more detail in Note 11, “Income Taxes,” to our consolidated financial statements included in Item 1 of Part I of this quarterly report.

Liquidity and Financial Position

We had available cash and cash equivalents of approximately $3,906,000 as of May 4, 2008 compared to cash and cash equivalents of approximately $3,610,000 as of October 28, 2007. We also had restricted cash of approximately $352,000 and $101,000, respectively, as of those dates. Substantially all of the restricted cash was held by the bank that sponsors our Ace Advantage Card, which funds are used by us to acquire merchandise related to the redemptions of prize points accumulated on the cards.

Sources and Uses of Cash for the First Half of 2008 Compared to the First Half of 2007

During the first half of 2008, cash and cash equivalents increased by approximately $296,000 compared to a net decrease in cash and cash equivalents of approximately $2,831,000 for the same period of 2007. The following table shows the significant changes in the components of our net cash flows for the first half of 2008 and the first half of 2007.
	First Half
	2008	2007	Change
	(rounded to the nearest thousandth)
Source (use) of cash:

Operating results (adjusted for noncash items):
Bingo	$1,879,000	$1,966,000	$(87,000)
AWP	1,311,000	(552,000)	1,863,000
Eclipse	(178,000)	—	(178,000)
Corporate overhead	(1,503,000)	(1,674,000)	171,000
Income taxes	(233,000)	239,000	(472,000)
	1,276,000	(21,000)	1,297,000

Change in operating assets and liabilities:
Trade accounts payable	519,000	(318,000)	837,000
Income taxes payable	226,000	(429,000)	655,000
Other, net	(295,000)	34,000	(329,000)
	450,000	(713,000)	1,163,000

Investing activities:
Acquisitions of property and equipment	(1,526,000)	(1,775,000)	249,000
Deferred acquisition costs	(557,000)	—	(557,000)
Other, net	43,000	(5,000)	48,000
	(2,040,000)	(1,780,000)	(260,000)

Financing activities:
Proceeds from issuance of Series A preferred stock	1,040,000	—	1,040,000
Payments under installment purchase agreement	(248,000)	—	(248,000)
Repayments of debt and capital leases	(182,000)	(317,000)	135,000
	610,000	(317,000)	927,000
	$296,000	(2,831,000)	3,127,000

Operating results. The net change in cash flow was due substantially to the improvement in our AWP operating results for the first half of 2008 compared to the first half of 2007, which was discussed previously.

Change in operating assets and liabilities. The change in trade accounts payable for the first half of 2008 compared to the first half of 2007 was due primarily to the timing of payments and accrued expenses associated with our AWP operations, which were significantly larger at the end of the first half of 2008. Income taxes payable for the first half of 2007 included a $451,000 estimated federal income tax payment. The change in other, net for the first half of 2008 was due principally to the payment of security deposits for new amusement center leases and prepaid expenses associated with our AWP operations, inclusive of a $150,000 advance to one of our amusement center landlords that we had expected to recoup through reductions in future rental payments.

Investing activities. Cash used for deferred acquisition costs during the first half of 2008 related to our planned acquisition of a majority interest in a limited partnership, which was discussed previously. Acquisitions of property and equipment for the first half of 2008 and 2007 were primarily related to the expansion of our AWP operations during those periods. Acquisitions of property and equipment for the first half of 2008 exclude accruals of approximately $381,000, whereas there were no accrued acquisitions of property and equipment at the end of the first half of 2007.

Financing activities. As noted previously, in February 2008, we sold 208,000 shares of Series A preferred stock at $5.00 per share in a private placement. The payments under install purchase agreement relate to the acquisition of a software license by Eclipse, which will form the operating system for the games it develops. Repayments of debt and capital leases for the first half of 2007 included repayments of a promissory note, which was fully amortized by September 2007.

Future Sources and Uses of Cash

We believe our remaining available cash and the cash flow generated by our bingo supply business will be sufficient to meet our future operating needs (including the funding of Eclipse) and our other financial obligations in the near term. As noted previously, we have undertaken cost saving measures that we expect will significantly offset the lost revenue and cash flow resulting from the shutdown of our AWP business. We also expect that Eclipse will become cash flow positive sometime in the fourth quarter of 2008 based on its current sales projections. However, there are no assurances that we will meet the objectives of our cost saving plans or that Eclipse will achieve its sales projections. Nor can we be certain that no other unforeseen events will occur (such as a prolonged interruption of our bingo supply business) that might materially and adversely affect our financial resources. Additionally, there is significant uncertainty regarding the amount of expenses we might incur in defending any actions initiated against us and/or our employees by authorities currently investigating our AWP business and from our own efforts to recover the property expropriated by such authorities. However, we believe these expenses will probably be significant and that we might require additional financing to fund these legal endeavors. Accordingly, it might be necessary for us to issue debt or equity securities or raise funds through other means, although the legal uncertainties currently affecting our business operations might impair our ability to raise additional working capital under terms we consider reasonable.

Certain of the gaming machines confiscated by the authorities were acquired under capitalized lease agreements, which event constitutes uncured defaults under those agreements. To date, we have been current with our payment obligations under the leases, and the lessor has not taken action to exercise any of the remedies provided for therein. However, the lessor has not formally waived any of those rights, which include acceleration of all amounts now and hereinafter payable under the leases, or approximately $840,000 as of May 4, 2008. Additionally, we will become obligated upon termination of the agreements in March 2010 and July 2010, if not sooner, to return or replace the confiscated machines, the fair value of which we estimate at approximately $267,000.

Immediately after the shutdown of our AWP business, we exercised our options to terminate early the leases for all of our gaming amusement centers. We currently estimate our total obligation to be approximately $154,000, net of security deposits previously paid, to terminate these lease agreements. Additionally, we are negotiating with certain of the landlords to make such termination payments over time.

As of May 4, 2008, we had remaining minimum lease payments (excluding executory costs) of approximately $279,000 under noncancelable lease agreements for our corporate and bingo supply offices and warehouses. Approximately $159,000 of this amount is payable under lease agreements with entities owned by certain of our executive officers.

We also have contractual obligations relating to consulting and advertising services, which contracts collectively have a remaining minimum value of $235,000. The counterparty to one of these contracts with a remaining value of $175,000 has agreed to the indefinite deferral of the payments due under that contract.

At May 21, 2008, the cash equivalent value of the outstanding prize points on the Ace Advantage Cards was approximately $353,000, which financial obligation was fully funded in an account owned by the bank that issues the cards.

As of May 4, 2008, Eclipse had a firm order to acquire gaming machines costing approximately $225,000, which will be deployed to customers under revenue sharing agreements. While we currently expect to fund the purchase of these machines through working capital generated from our bingo supply business, we have had preliminary and nonbinding discussions about financing these machines with the aforementioned lessor of the confiscated machines. In March 2008, Eclipse also entered into an installment purchase agreement related to the acquisition of a software license. Approximately $150,000 of the installment purchase agreement was unpaid as of May 4, 2008.

Item 3. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Based on an evaluation conducted by our management, including our chief executive officer (CEO) and our chief financial officer (CFO) as of the end of the period covered by this quarterly report, our CEO and CFO concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) are effective to reasonably ensure that information required to be disclosed in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

The evaluation of the effectiveness of our disclosure controls and procedures specifically included consideration of the circumstances surrounding our delay in filing this quarterly report on Form 10-QSB.  As a consequence of the actions taken against us by local authorities on May 21, 2008, we were required to restore and recreate, as necessary, our accounting systems and records and review and analyze the effects on our future consolidated results of operations and financial position caused by the shutdown of our AWP business. The additional work prompted us to file a Form 12b-25 on June 19, 2008. However, our failure to file this quarterly report within the extended time period permitted by SEC rules was due to additional time required by our independent registered public accountants to complete their review of the report (which additional time was also related to the actions taken against us by local authorities on May 21, 2008) and was not the result of a failure of our disclosure controls and procedures.

Changes in Internal Controls

During the fiscal quarter ended May 4, 2008, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

On May 21, 2008, the Texas Department of Public Safety and other law enforcement agencies simultaneously raided the Company’s amusement gaming centers in Fort Worth, San Antonio, Corpus Christi and Copperas Cove, Texas, and arrested certain of the Company’s amusement gaming center employees, confiscated AWP machines and cash at the Company’s amusement centers and seized certain of the Company’s bank accounts pursuant to search and arrest warrants executed and served by the Attorney General of Texas and certain local authorities. The affidavits and other court documents upon which the warrants are based allege violations of Texas Penal Code provisions relating to gambling promotion; keeping a gambling place; possession of a gambling device, equipment or paraphernalia; money laundering; and engaging in organized criminal activity relating to the same. To date, no criminal charges have been filed by authorities against the Company or its employees. However, the Company believes that local authorities are seeking to develop charges against the Company and certain of its employees consistent with the allegations in the search and arrest warrants. The Company believes its AWP operations comply with Texas law and intends to rigorously defend itself and its employees from any charges that may be brought.

On June 12, 2008, the Company filed a motion in the 283rd Judicial District Court in Dallas County, Texas for the return of certain property belonging to K&B Sales, Inc. that was seized by local authorities on May 21, 2008. The property included computer equipment, documents and approximately $53,000 in bank deposits. The Company’s motion asserted that the affidavits for the search warrants do not allege facts that support the violation by K&B Sales of any of the offenses alleged in the warrants. In a hearing held on June 20, 2008, the Court denied the Company’s motion as it related to the equipment and ruled that it did not have jurisdiction with regard to the funds that had been seized. The Company intends to file a similar motion in Nueces County, Texas seeking the return of the seized funds. K&B Sales is a wholly owned subsidiary of the Company.

On June 18, 2008, the Bexar County District Attorney brought suit in the 408th Judicial District Court in Bexar County, Texas for the forfeiture of cash that had been confiscated from the Company’s bank accounts and amusement gaming centers on May 21, 2008 in the approximate amount of $742,000. The suit alleges that the cash is contraband used in the commission of money laundering under Texas Penal Code Section 34.02 and was seized during a lawful search pursuant to a search warrant.

On June 20, 2008, the Company filed a motion in the 187th Judicial District Court in Bexar County, Texas for the return of approximately $95,000 in a bank account belonging to Eclipse Gaming Systems, LLC that was included in the $742,000 of funds confiscated by local authorities on May 21, 2008. The Company’s motion asserted that the search warrants and affidavits pursuant to which the bank account was seized do not name Eclipse and do not allege any criminal activity by Eclipse. A hearing on the matter has not been scheduled to date. Eclipse is a majority owned subsidiary of the Company.

On June 30, 2008, the District Attorney of Nueces County, Texas brought a similar suit in the 148th Judicial District Court in Nueces County for the forfeiture of approximately $144,000 of the Company’s cash and bank deposits and certain personal property. The suit alleges that the confiscated funds and personal property were contraband used in the commission of money laundering and/or engaging in organized criminal activity. A hearing on the matter has not been scheduled to date.

As disclosed in our quarterly report on Form 10-QSB for the quarterly period ended February 3, 2008, the Company is the defendant in a civil case in Potter County, Texas (The State of Texas v. Aces Wired, Inc., Aces Wired Amusement Center #4, LP, Goodtime Action Amusement Partners, et al) regarding the Company's operation of an amusement center in Amarillo, Texas.

Item 5. Other Information.

The following additional risk factor should be considered together with the other Risk Factors included in our quarterly and annual reports filed with the Securities and Exchange Commission.

We face financial, business and legal risks as a result of local law enforcement actions against our AWP business.

The May 2008 shutdown of our AWP business by local law enforcement authorities subjects us to a variety of financial, business and legal risks, including, without limitation: uncertainty as to the scope, timing and outcome of any legal proceedings against us, our properties and our officers and other employees; the magnitude and timing of expenses we may incur in defending our company and our employees in such legal proceedings; our ability to generate the cash flows or to obtain funding from other sources sufficient to sustain such expenditures; our ability to successfully implement cost reduction measures intended to align our future expenses with the associated reductions in our revenue and cash flows; and the effects, if any, that such legal proceedings may have, either directly or indirectly, on our ability to compete successfully in our bingo supply and other business ventures.

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

Aces Wired, Inc.

Date: July 18, 2008	By:	/s/ Christopher C. Domijan
Christopher C. Domijan
Executive Vice President, Chief Financial Officer and Secretary