Form 10QSB
period 2008-08-03
Aces Wired Inc
filed 2008-09-17
CIK 1164621

As filed with the Securities and Exchange Commission on September 17, 2008

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended August 3, 2008

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

We had 10,479,658 shares of common stock outstanding as of September 17, 2008.

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

•
uncertainty as to the ability of Eclipse, our newly formed subsidiary, to successfully implement its business plan against established competitors with significantly greater financial and other resources than Eclipse;

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Aces Wired, Inc.
Consolidated Balance Sheets
As of August 3, 2008 and October 28, 2007

	August 3,	October 28,
	2008	2007
ASSETS	(unaudited)
Current assets
Cash and cash equivalents	$1,075,876	$3,610,045
Restricted cash	160,184	90,969
Trade accounts receivable, net of provisions for doubtful accounts of $ 267,486 and $163,143 for 2008 and 2007, respectively	844,165	893,582
Inventory, net	768,257	789,875
Income taxes receivable	353,579	359,779
Prepaid expenses and other	601,744	325,830
Deferred income tax assets, net	-	95,474
Total current assets	3,803,805	6,165,554
Property and equipment, net of accumulated depreciation and amortization
of $1,186,233 and $3,029,332 for 2008 and 2007, respectively	1,763,315	5,641,223
Goodwill	-	2,913,522
Intangible assets, net	439,574	1,185,596
Other assets	412,515	272,560
Total assets	$6,419,209	$16,178,455

LIABILITIES, DEFERRED CREDITS AND STOCKHOLDERS' EQUITY
Current liabilities and deferred credits
Notes payable to related parties	$1,350,743	$-
Obligations under capitalized lease agreements	985,096	352,945
Trade accounts payable	2,099,929	527,216
Redemption liability	214,390	90,969
Income taxes payable	66,311	62,858
Other current liabilities and deferred credits	945,329	577,361
Total current liabilities and deferred credits	5,661,798	1,611,349
Notes payable to related parties	221,592	1,302,002
Long-term capitalized lease obligations, less current maturities	-	576,999
Deferred income tax liabilities, net	-	95,474
Other liabilities and deferred credits	204,565	311,295
Total liabilities and deferred credits	6,087,955	3,897,119
Commitments and contingencies (Note 2)
Stockholders' equity
Series A convertible preferred stock	-	1,612
Common stock	9,741	8,000
Additional paid-in capital	19,116,724	17,639,510
Accumulated deficit	(18,795,135)	(5,367,707)
Treasury stock	(76)	(79)
Total stockholders' equity	331,254	12,281,336
Total liabilities, deferred credits and stockholders' equity	$6,419,209	$16,178,455

See accompanying Notes to Consolidated Financial Statements.

Aces Wired, Inc.
Consolidated Statements of Operations
For the Three-month and Nine-month Periods ended August 3, 2008 and July 29, 2007
(unaudited)
	Three-month Period ended		Nine-month Period ended
	August 3,	July 29,	August 3,	July 29,
	2008	2007	2008	2007

Revenue
Bingo supply and services	$3,673,910	$3,692,072	$11,279,377	$11,636,296
Amusement-with-prize	1,067,555	1,181,548	8,707,161	4,497,344
Other	19,433	-	43,570	5,711
Less promotional allowances	(80,661)	(42,884)	(528,052)	(207,634)
Total revenue, net	4,680,237	4,830,736	19,502,056	15,931,717
Expenses
Cost of sales (bingo products)	2,058,318	2,020,096	6,204,313	6,372,612
Amusement-with-prize	1,084,828	1,369,281	6,672,507	4,962,686
Bingo supply and services	867,153	884,234	2,615,473	2,594,769
Game development and sales	260,661	-	441,626	-
Corporate overhead	494,598	923,343	2,177,176	3,545,260
Amusement-with-prize legal proceedings (Note 2)	701,657	155,599	946,390	240,053
Depreciation and amortization	200,175	327,790	915,247	888,099
Impairment and other losses and charges resulting from
cessation of amusement-with-prize operations (Note 2)	12,303,494	399,041	12,340,193	487,874
Total expenses	17,970,884	6,079,384	32,312,925	19,091,353
Operating loss	(13,290,647)	(1,248,648)	(12,810,869)	(3,159,636)
Other income (expense)
Interest income	703	18,736	27,082	124,477
Interest expense	(26,813)	(45,052)	(108,678)	(145,207)
Other, net	38	(112,248)	(63,060)	(307,614)
Total other income (expense), net	(26,072)	(138,564)	(144,656)	(328,344)
Loss before income taxes	(13,316,719)	(1,387,212)	(12,955,525)	(3,487,980)
Income tax (expense) benefit	159,993	321,301	(72,653)	560,316
Net loss	(13,156,726)	(1,065,911)	(13,028,178)	(2,927,664)
Deemed dividend on Series A preferred stock	-	-	(399,250)	-
Net loss available to common stockholders	$(13,156,726)	$(1,065,911)	$(13,427,428)	$(2,927,664)
Net loss per common stock share:
Basic and Diluted	$(1.37)	$(0.14)	$(1.51)	$(0.40)
Weighted average number of common stock shares
outstanding:
Basic and Diluted	9,602,009	7,603,427	8,883,938	7,391,761

See accompanying Notes to Consolidated Financial Statements.

Aces Wired, Inc.
Consolidated Statement of Changes in Stockholders’ Equity
For the Nine-month Period ended August 3, 2008
(unaudited)
	Series A
	convertible		Additional
	preferred	Common	paid-in	Accumulated	Treasury
	stock (*)	stock (**)	capital	deficit	stock (***)	Total

Balance at October 28, 2007	$1,612	$8,000	$17,639,510	$(5,367,707)	$(79)	$12,281,336

Net loss for the nine-month period ended August 3, 2008	-	-	-	(13,028,178)	-	(13,028,178)

Share-based compensation	-	-	38,096	-	-	38,096

Conversion of 1,612,000 shares of Series A preferred stock	(1,612)	1,612	-	-	-	-

Recognition of embedded beneficial conversion feature of
Series A preferred stock	-	-	399,250	-	-	399,250

Deemed dividend on Series A preferred stock	-	-	-	(399,250)	-	(399,250)

Issuance of 208,000 shares of Series A preferred stock	208	-	1,039,792	-	-	1,040,000

Conversion of 208,000 shares of Series A preferred stock	(208)	208	-	-	-	-

Cancellation of treasury shares	-	(79)	-	-	79	-

Forfeiture of 76,236 shares of issued and nonvested restricted common stock	-	-	76	-	(76)	-
Balance at August 3, 2008	$-	$9,741	$19,116,724	$(18,795,135)	$(76)	$331,254

(*)	Series A convertible preferred stock, $.001 par value; 5,000,000 shares authorized; no shares and 1,612,000 shares issued and outstanding as of August 3, 2008 and October 28, 2007, respectively.

(**)
Common stock, $.001 par value; 45,000,000 shares authorized; 9,741,077 shares issued and 9,664,841 shares outstanding as of August 3, 2008; and 8,000,019 shares issued and 7,921,077 shares outstanding as of October 28, 2007.

(***)	Treasury stock, 76,236 shares and 78,942 shares at $.001 par value as of August 3, 2008 and October 28, 2007, respectively.

See accompanying Notes to Consolidated Financial Statements.

Aces Wired, Inc.
Consolidated Statements of Cash Flows
For the Nine-month Periods ended August 3, 2008 and July 29, 2007
(unaudited)
	Nine-month Period ended
	August 3,	July 29,
	2008	2007
Cash Flows from Operating Activities
Net loss	$(13,028,178)	$(2,927,664)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	863,656	821,770
Amortization of intangible assets	164,859	181,680
Share-based compensation	38,096	1,507,451
Provision for doubtful accounts receivable	104,819	29,475
Inventory valuation provision	100,242	134,461
Deferred income taxes	-	(137,217)
Impairment and other losses resulting from cessation of amusement-with-prize operations	10,603,656	306,255
Other, net	63,503	109,164
Changes in operating assets and liabilities:
Restricted cash	(69,215)	(13,416)
Trade accounts receivable	(55,402)	(216,685)
Inventory	(78,624)	(5,939)
Income taxes receivable	-	(539,579)
Prepaid expenses and other current assets	(341,529)	157,080
Trade accounts payable	916,468	(254,314)
Redemption liability	123,421	11,069
Income taxes payable	3,453	(507,177)
Other current liabilities and deferred credits	370,741	351,362
Other, net	(2,084)	156,032
Net cash used in operating activities	(222,118)	(836,192)
Cash Flows from Investing Activities
Proceeds from sales of property and equipment	79,500	-
Acquisitions of property and equipment	(2,227,549)	(2,504,525)
Deferred acquisition costs	(557,132)	-
Capitalized game software development costs	(221,152)	-
Other, net	(56,482)	34,632
Net cash used in investing activities	(2,982,815)	(2,469,893)
Cash Flows from Financing Activities
Proceeds from issuance of Series A preferred stock	1,040,000	-
Proceeds from issuance of notes payable to related parties	217,850	-
Payments under installment purchase agreement	(321,043)	-
Repayments of debt and capitalized lease obligations	(266,043)	(479,920)
Net cash provided by (used in) financing activities	670,764	(479,920)
Net decrease in cash and cash equivalents	(2,534,169)	(3,786,005)
Cash and cash equivalents - beginning of the period	3,610,045	7,101,042
Cash and cash equivalents - end of the period	$1,075,876	$3,315,037
Supplemental disclosures of cash flows:
Cash paid during the period for interest	$77,840	$105,583
Cash paid during the period for income taxes, net of refunds	63,000	517,936
Noncash investing and financing activities:
Accruals for acquisitions of property and equipment	560,136	16,250
Accruals for capitalized game software development costs	50,863	-
Intangible asset acquired under installment purchase agreement	395,084	-
Capitalized lease incentives	-	60,735
Negative amortization of notes payable to related parties	50,333	40,928
Accelerated obligations under capitalized lease agreements	356,107	-

See accompanying Notes to Consolidated Financial Statements.

Aces Wired, Inc.

Notes to Consolidated Financial Statements

1. Business and Basis of Presentation

Aces Wired, Inc. (the Company) is the parent company of Goodtime Action Amusement Partners, L.P. (Goodtime) and majority owner of Eclipse Gaming Systems, LLC (Eclipse). Goodtime was created on October 31, 2005 in a business combination with K&B Sales, Inc. (K&B) and Aces Wired, LLC (AWLLC). K&B distributes electronic bingo games and related equipment, supplies and branded pull-tabs to charity bingo licensees throughout the state of Texas and has been in business for over 29 years. AWLLC was organized in June 2004 and operated in the amusement-with-prize (AWP) gaming market in Texas until May 21, 2008 when such operations were shutdown. The Company formed Eclipse on March 17, 2008 for the purpose of developing game content and related back-office systems for its AWP business and to develop and market game content and machines for charitable electronic bingo and class II gaming operators in states other than Texas. With the cessation of the Company’s AWP operations, all of Eclipse’s resources were redirected to developing games and machines for such nonaffiliated operators. From its inception through August 3, 2008, Eclipse was effectively a development stage company and had no revenue.

As described in more detail at Note 2, law enforcement agencies in Texas took actions against the Company on May 21, 2008 that resulted in the shutdown of the Company’s AWP business and confiscation of certain of the Company’s property and equipment, cash and bank deposits. These financial statements include adjustments, including recognition of impairment losses on the Company’s goodwill and other long-lived assets, resulting from such actions. The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10−QSB and Item 310(b) of Regulation S−B of the U.S. Securities and Exchange Commission (SEC). Accordingly, these interim financial statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying consolidated financial statements contain all adjustments, including normal recurring adjustments, necessary for the fair presentation of the Company’s consolidated results of operations and financial position for the periods presented. The Company expects to continue to incur operating losses for the remainder of 2008 due directly and indirectly to the shutdown of its AWP business, albeit at significantly less amounts than the consolidated operating losses incurred through the nine-month period ended August 3, 2008. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto of Aces Wired, Inc. included in the Company’s Annual Report on Form 10−KSB for the fiscal year ended October 28, 2007.

The Company’s fiscal year ends on the Sunday closest to October 31 of each calendar year, which convention periodically necessitates a 53-week fiscal year. As used in this report, the periods referred to as the three-month periods ended August 3, 2008 and July 29, 2007 were both 13-week periods; whereas the periods referred to as the nine-month periods ended on those dates were 40-week and 39-week periods, respectively.

2. Cessation of Amusement-With-Prize Operations

Attorney General’s Opinion

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

An Attorney General’s opinion is not law in Texas or binding on a court of law in that state; however, certain local authorities, citing the Attorney General’s opinion, threatened legal actions that resulted in the closure of the Company’s amusement centers in Corpus Christi, Texas and Killeen, Texas in March 2007 and Amarillo, Texas in November 2007. The Corpus Christi center was subsequently reopened in June 2007, and the Killeen center was abandoned in October 2007. A nuisance action brought by the county attorney of Potter County relating to the operation of the Amarillo center is scheduled to begin in the 251st Judicial District Court of Potter County, Texas in October 2008.

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

Shutdown of Amusement-With-Prize Operations

On May 21, 2008, the Texas Department of Public Safety and other law enforcement agencies simultaneously executed search and arrest warrants that resulted in the indefinite shutdown of all six of the Company’s amusement gaming centers then in operation, confiscation of substantially all of the Company’s gaming machines and other AWP-related property and equipment and seizure of certain cash and bank deposits. As a consequence of the shutdown, the Company also terminated all revenue sharing agreements under which it had licensed AWP machines and technology to certain bingo hall operators in Texas.

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

At the time of the shutdown of its AWP business, the Company was operating 436 machines in six gaming amusement centers (three in Ft. Worth and one each in San Antonio, Corpus Christi and Copperas Cove, Texas) and had licensed 182 machines to six bingo hall operators pursuant to revenue sharing agreements. The Company was also in the process of opening new amusement centers in San Antonio and Ft. Worth, expanding its Corpus Christi center and relocating its Copperas Cove center to a larger facility.

Impairment and Other Losses and Charges

The threatened legal actions resulting from the Attorney General’s opinion in March 2007 and the forced shutdown of the Company’s AWP operations in May 2008 resulted in the recognition of the following losses and charges during the three-month and nine-month periods ended August 3, 2008 and July 29, 2007 that were either directly or indirectly attributable to such events.

Aces Wired, Inc.

Notes to Consolidated Financial Statements

	Three-month Period ended		Nine-month Period ended
	August 3,	July 29,	August 3,	July 29,
	2008	2007	2008	2007

Abandonment and other losses of property and equipment:
Machines and other personal property seized by authorities	$3,507,367	$-	$3,507,367	$-
Abandoned leasehold improvements and personal property	1,361,030	306,255	1,361,030	306,255
Impaired customized software	428,041	-	428,041	-
Write-down to fair value of idled equipment	406,832	-	406,832	-
	5,703,270	306,255	5,703,270	306,255
Impaired goodwill	2,913,522	-	2,913,522	-
Impaired intangible assets	1,015,125	-	1,015,125	-
Other losses and charges, net:
Cash and bank accounts seized by authorities	967,433	-	967,433	-
Deferred acquisition costs	575,145	-	575,145	-
Facility lease and other contractual termination payments and accruals	429,589	92,786	429,589	92,786
Accelerated obligations under capitalized lease agreements	356,107	-	356,107	-
Employee severance payments and accruals	214,232	-	250,931	88,833
Other charges and credits, net	129,071	-	129,071	-
Total losses and charges attributable to cessation of AWP operations	$12,303,494	$399,041	$12,340,193	$487,874

Goodwill, which was associated specifically with the Company’s AWP operations, resulted from the business combination among Goodtime, K&B and AWLLC on October 31, 2005. The impaired intangible assets related to favorable electronic game contracts, which also resulted from the aforementioned business combination, and proprietary computer software that was employed principally by the Company to serve as the interface between its Ace Advantage Card system (which was used to play the Company’s AWP machines) and the financial networks. This interface provided for the Company’s AWP gaming patrons to redeem the prize points they won by playing the Company’s AWP machines for noncash merchandise at participating merchants. Impaired customized software related to software for the back-office systems used by the Company to, among other things, interface its AWP games with the Ace Advantage Card system. Management believes that impairment of the goodwill, intangible assets and customized software is required because of the following reasons:

•	the indefinite shutdown of the AWP operations and resulting furlough of AWP employees and termination of amusement center facility leases;

•	uncertainty as to the timing and outcome of legal proceedings to determine the legality of the Company’s AWP business;

•	uncertainty as to whether the Company can successfully revive its AWP business in Texas if its AWP business is found to be legal;

•	the lack of imminent plans and financial and other resources to commence AWP operations in other states; and

•	the lack of any liquid market for and/or residual value of the impaired intangible assets.

Abandoned leasehold improvements and personal property is comprised substantially of abandoned tenant improvements at the leased amusement center facilities.

The deferred acquisition costs were comprised mostly of nonrefundable deposits the Company had paid for an option to acquire a majority ownership interest in a limited partnership that owns a dog-racing license and racetrack in Corpus Christi. The transfer of the dog-racing license (which was an essential component of the acquisition) was subject to approval by the Texas Racing Commission regarding the suitability of the Company having a controlling interest in the partnership. In light of the actions taken by the authorities on May 21, 2008, the Company elected to let the option expire on June 13, 2008 rather than pay an additional $225,000 nonrefundable deposit to extend it for another 90 days and otherwise discontinued its efforts to acquire the ownership interest in the partnership.

Seizure of certain leased machines resulted in the defaults of two capitalized lease agreements, which matter is described in more detail at Note 7.

Aces Wired, Inc.

Notes to Consolidated Financial Statements

Other charges and credits, net are comprised mostly of write-offs of deferred lease incentives and liabilities and prepaid rents resulting from the termination of amusement center lease agreements. The lease liabilities represented the timing differences between the contractual rental payments and rent expense recognized on a straight-line basis for certain of the leases. Prepaid rents represented the Company’s rights to reduced future rental payments under certain of the leases to allow the Company to recover costs for tenant improvements made to those facilities.

As of August 3, 2008, the Company had recorded accrued liabilities and payables of approximately $505,000, most of which related to termination of the amusement center lease agreements and other contractual obligations. However, until those and other similar financial matters are settled, the final loss incurred by the Company related to the shutdown of its AWP operations may differ from the loss recognized to date, although management does not believe any such difference will be material, disregarding the recovery of seized property, if any.

While the Company intends to sue for the return of its assets and defend the legality of its AWP business in Texas, U.S. generally accepted accounting principles require that a claim subject to litigation be presumed not probable of realization. Accordingly, management did not consider the probability of a successful outcome in such litigation or the return of (or compensation for) the expropriated assets when assessing the impairment and other losses resulting from the shutdown of the Company’s AWP operations.

Aftermath

After the shutdown, the Company undertook the following cost saving measures among others to help offset, to the extent possible, future lost profits and working capital contribution from its AWP business and to fund legal expenses in what the Company believes will be a lengthy and expensive effort to reestablish its AWP operations in Texas:

•	furloughed substantially all of the amusement center employees and certain K&B and corporate employees;

•	exercised its options or otherwise initiated efforts to terminate the leases for gaming amusement centers;

•	terminated all other long-term contracts associated with the AWP business (e.g., contracts for advertising and security services) and certain other nonessential contracts;

•	implemented payroll deferrals for its officers and certain other employees; and

•	began holding back payments of trade payables to substantially all of its AWP vendors and initiated negotiations to repay them over time.

To date, no criminal charges have been filed by authorities against the Company or any of its officers and other employees. However, the Company believes that local authorities are seeking to develop charges against the Company and certain of its officer and employees consistent with the allegations in the aforementioned search and arrest warrants. The Company has incurred substantial legal expenses to date resulting from its efforts to recover its seized property, providing legal representation to its employees and other legal matters attributable to the Attorney General’s opinion in March 2007 and the shutdown of AWP operations in May 2008. The Company believes its AWP operations comply with Texas law and intends to rigorously defend itself and its employees from any charges that may be brought against them in addition to seeking validation of its rights to operate its AWP business in Texas. While the Company cannot reasonably determine the ultimate amount of legal expenses it might incur as a result of the shutdown, the Company expects such future expenses will be substantial, particularly if it is forced to litigate in the higher Texas courts. There are no assurances, however, the Company will ultimately prevail in court regardless of what resources it employs, financial or otherwise.

3. Reclassifications

Certain financial statement amounts for the three-month and nine-month periods ended July 29, 2007 have been reclassified to conform to the financial statement presentation for the comparable periods of fiscal year 2008.

Aces Wired, Inc.

Notes to Consolidated Financial Statements

4. Earnings Per Common Stock Share

The following approximate weighted average common shares were not included in the calculations of diluted net loss per common share for the three-month and nine-month periods ended August 3, 2008 and July 29, 2007 because their inclusion would be antidilutive.

	Three-month Period ended		Nine-month Period ended
	August 3,	July 29,	August 3,	July 29,
	2008	2007	2008	2007

Potential common shares related to Series A convertible preferred stock	—	1,612,000	622,000	1,612,000
Issued and nonvested restricted common shares	77,000	356,000	119,000	567,000
Potential common shares related to options to acquire Series A convertible preferred stock	—	322,000	140,000	322,000
Potential common shares related to options to acquire common stock	120,000	—	39,000	—
	197,000	2,290,000	920,000	2,501,000

Additionally, on August 28, 2008, the Company sold 814,817 shares of common stock to seven of its current common stockholders, including the Company’s chairman of the board of directors and two of its executive officers.

5. Series A Preferred Stock

On October 11, 2006, the Company sold 1,612,000 shares of Series A preferred stock, which were convertible into an equal number of shares of common stock subject to the effectiveness of a registration statement the Company filed with the SEC on November 8, 2006. At issuance, the effective conversion rate per share of the Series A preferred stock was less than the fair value per share of the Company’s common stock, which constituted an embedded beneficial conversion feature pursuant to Emerging Issues Task Force (EITF) Consensus No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios.” However, because of the contingency associated with the convertibility of the Series A preferred stock, the beneficial conversion feature of $399,250 and resultant discount, or deemed dividend, were not recognized until February 14, 2008 concurrent with the effectiveness of the aforementioned registration statement. The noncash deemed dividend reflects the implied economic value to the preferred stockholders of being able to convert their preferred shares into common shares at a discounted price.

On February 14, 2008, certain of the aforementioned Series A preferred stockholders exercised options and purchased an additional 208,000 shares of Series A preferred stock at $5.00 per share. These Series A preferred shares were automatically converted into an equal number of shares of the Company’s common stock upon the effectiveness on March 6, 2008 of a registration statement related to the resale of such common shares.

6. Share-Based Compensation

Noncash share-based compensation is included in the following expense amounts in the accompanying consolidated statements of operations for the three-month and nine-month periods ended August 3, 2008 and July 29, 2007.

Aces Wired, Inc.

Notes to Consolidated Financial Statements

	Three-month Period ended		Nine-month Period ended
	August 3, 2008	July 29, 2007	August 3, 2008	July 29, 2007

Restricted Common Stock:
Corporate overhead	$(294,780)	$303,849	$(115,858)	$1,437,290
Amusement-with-prize	—	23,387	—	70,161
	(294,780)	327,236	(115,858)	1,507,451

Stock Options:
Corporate overhead	149,401	—	149,401	—
Amusement-with-prize	742	—	742	—
Bingo supply and services	2,106	—	2,106	—
Game development and sales	1,705	—	1,705	—
	153,954	—	153,954	—

Total Share-Based Compensation:
Corporate overhead	(145,379)	303,849	33,543	1,437,290
Amusement-with-prize	742	23,387	742	70,161
Bingo supply and services	2,106	—	2,106	—
Game development and sales	1,705	—	1,705	—
	$(140,826)	$327,236	$38,096	$1,507,451

Restricted Common Stock

In May 2008, approximately 76,200 shares of nonvested restricted common shares were forfeited concurrent with the resignation of three non-employee members from the Company’s board of directors. The restricted shares, with a fair value of $5.00 per share, were originally granted to these directors in October 2006 and did not become vested until August 3, 2008. According to Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment,” (SFAS 123R) compensation cost is not recognized for equity awards for which the requisite service period is not rendered. Accordingly, the Company recorded an approximate $303,000 credit to share-based compensation during the three-month and nine-month periods ended August 3, 2008 resulting from the reversal of compensation cost recognized in prior periods related to the forfeited shares.

In October 2006, the Company granted approximately 1,128,000 nonvested restricted common shares with a fair value of $5.00 per share (inclusive of the aforementioned forfeited shares) to certain of its officers, other employees and non-employee directors. As of August 3, 2008, approximately 973,000 of the restricted common shares were vested and the remainder, or approximately 155,000 shares, had been forfeited.

Stock Options

On July 21, 2008 and July 23, 2008, the Company granted stock options to certain of its officers, employees, non-employee board members and nonaffiliated contractors. The options were made pursuant to the Aces Wired, Inc. 2007 Stock Incentive Plan (the 2007 Stock Incentive Plan) and are the first, and to date the only, stock options ever granted by the Company. The fair values of the stock options were estimated pursuant to the applicable provisions of SFAS 123R and EITF Consensus No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” Each option has a contractual life of five years beginning on its grant date. Certain other principal terms and the estimated fair values of the awards are summarized below.

Aces Wired, Inc.

Notes to Consolidated Financial Statements

Grant date	Date options are fully vested (cliff vesting)	Number of common shares		Exercise price per share	Fair value per share	Total fair value

July 21, 2008	July 21, 2008	300,000	(*)	$1.05	$0.481	$144,300

July 21, 2008	July 21, 2009	417,000		1.05	0.523	218,091

July 23, 2008	July 23, 2009	75,000		1.05	0.523	39,225

		792,000				$401,616

(*) These options were granted to nonaffiliated contractors in exchange for past services. The options were fully vested on the grant date and are nonforfeitable. Accordingly, all compensation cost associated with these options, which was determined to be the fair value of the options rather than the fair value of the services received, was recognized at the grant date.

The Company used the Black-Scholes-Merton closed-form option-pricing model to estimate the fair value of the stock options. The critical assumptions used in the Black-Scholes-Merton model are summarized and discussed below. The closing price of the Company’s common stock was $1.01 per share on each of the grant dates.

Grant date	Expected term (years)	Expected volatility	Expected dividend rate	Risk-free interest rate

July 21, 2008 (*)	2.5	77.61%	0.00%	3.82%

July 21, 2008	3.0	77.61	0.00	3.82

July 23, 2008	3.0	77.61	0.00	3.82

(*) Options that were fully vested on the grant date.

•
The expected terms of the options were determined using the “simplified” method prescribed in the SEC’s Staff Accounting Bulletin No. 107. This method was employed by the Company due to its lack of any historical experience regarding employee and non-employee exercise and post-vesting termination behavior with respect to stock options. Under this method, the expected term of the option (i.e., the period from the service inception date to the date of the expected exercise of the option) is the simple average of the sum of the vesting period and the contractual life of the option.

•
The expected volatility of the price of the underlying common shares over the expected terms of the options was the median value of the historical volatility of the price per common share for a group of six entities judgmentally considered by management to be similar to the Company. With one exception, such historical volatility was calculated over periods commensurate with the expected terms of the options beginning when such entities’ common shares initially became publicly traded. The Company believes this approach to measuring expected volatility is better than one based on the historical volatility of its common stock due to the limited trading of its shares (which only commenced on February 28, 2008) and the extreme volatility caused by the shutdown of its amusement-with-prize operations in May 2008.

•
The expected dividends [or dividend rate] on the underlying common shares over the expected terms of the options was assumed to be zero (0) percent as the Company never has paid or has the intention to pay dividends on its common stock in the foreseeable future.

•
The risk-free interest rate (adjusted for continuous compounding) over the expected terms of the options was calculated by the Company based on a sample of yield-to-maturity rates as of July 31, 2008 for certain U.S. Treasury zero-coupon principal and interest STRIPS.

Aces Wired, Inc.

Notes to Consolidated Financial Statements

SFAS 123R requires that an entity initially recognize compensation cost only for those equity awards it expects will vest and to change those estimates as [if] future circumstances dictate. Principally because of the relatively short vesting periods of the nonvested options, the Company assumed that all of those options will ultimately vest and, accordingly, assumed a forfeiture rate of zero (0) percent. As of August 3, 2008, there was approximately $248,000 of unrecognized compensation cost related to the nonvested stock options that is expected to be expensed on a straight-line basis over a weighted-average period of approximately one year from that date.

The 2007 Stock Incentive Plan was approved by a majority of the Company's common stockholders in March 2007 and presently is the Company’s only long-term equity compensation plan.

7. Obligations under Capitalized Lease Agreements

Certain of the machines seized by the authorities on May 21, 2008 were acquired by the Company in fiscal year 2006 under two capitalized lease agreements. The seizure of the machines, among other things, constitutes defaults under the subject lease agreements. On August 11, 2008, the Company received written notice from the lessor demanding return of the leased machines by August 22, 2008, a deadline the Company was not able to meet due to the ongoing investigation of its amusement-with-prize operations by law enforcement agencies. Although the Company remains current in making the subject lease payments and the lessor has taken no further action against the Company to date, all amounts due under the leases, including those portions of the lease payments representing future interest and an amount representing the Company’s estimated obligation to replace the seized machines, are classified as obligations under capitalized lease agreements at the accompanying consolidated balance sheet as of August 3, 2008.

8. Eclipse

Eclipse is 80% owned by the Company and 20% owned by certain key employees of Eclipse. Pursuant to the terms of the agreement governing the business affairs of Eclipse, the Company effectively has complete managerial control and is responsible for funding all business operations (through working capital advances from K&B) until such time that Eclipse becomes financially self-sufficient. Additionally, the minority interests in Eclipse are not entitled to any allocations of that entity’s earnings and losses or distributions of its assets until the Company has recovered all of its investment in Eclipse. Accordingly, the Company has recognized 100% of Eclipse’s assets and liabilities and 100% of its operating loss since inception, which are included in the following amounts in the accompanying consolidated balance sheet as of August 3, 2008 and the consolidated statements of operations for the three-month and nine-month periods ended on that date.

Assets
Cash and cash equivalents	$58,697
Prepaid expenses and other	769
Property and equipment, net	315,007
Intangible assets, net	413,743
Other assets (capitalized game software development costs)	300,159

Liabilities
Trade accounts payable	302,940
Other current liabilities and deferred credits	79,927

	Period ended August 3, 2008
	Three months	Nine months

Operating loss since inception
Product development and sales (includes approximately $63,000 and $123,000 for research and development for the three-month and nine-month periods, respectively)	$260,661	$441,626
Depreciation and amortization	1,144	1,326
Interest expense	2,375	3,957
	$264,180	$446,909

Aces Wired, Inc.

Notes to Consolidated Financial Statements

9. Intangible Assets

The acquisition cost and net book values of the Company’s intangible assets as of August 3, 2008 and October 28, 2007 are presented in the following tables. The impairment of the intangible assets listed below resulted from the shutdown of the Company’s amusement-with-prize operations in May 2008, which is described at Note 2.

	As of August 3, 2008
	Acquisition cost	Accumulated amortization	Impairment loss	Net book value

Proprietary computer software	$884,400	(193,065)	(691,335)	$—
Favorable electronic games contracts	669,000	(345,210)	(323,790)	—
License for gaming platform software	433,962	(20,219)	—	413,743
Customer list	100,000	(74,169)	—	25,831
	$2,087,362	(632,663)	(1,015,125)	$439,574

	As of October 28, 2007
	Acquisition cost	Accumulated amortization	Net book value

Proprietary computer software	$884,400	(141,475)	$742,925
Favorable electronic games contracts	669,000	(267,160)	401,840
Customer list	100,000	(59,169)	40,831
	$1,653,400	(467,804)	$1,185,596

Amortization of the Company’s intangible assets was included in the following expense amounts in the accompanying consolidated statements of operations for the three-month and nine-month periods ended August 3, 2008 and July 29, 2007.

	Three-month Period ended		Nine-month Period ended
	August 3, 2008	July 29, 2007	August 3, 2008	July 29, 2007

Amusement-with-prize	$11,150	$33,450	$78,050	$100,350
Depreciation and amortization	7,370	22,110	51,590	66,330
Bingo supply and services	5,000	5,000	15,000	15,000
Game development and sales	15,515	—	20,219	—
	$39,035	$60,560	$164,859	$181,680

Aces Wired, Inc.

Notes to Consolidated Financial Statements

The estimated future amortization expense of the Company’s intangible assets as of August 3, 2008 was as follows.

Fiscal year

2008 (remaining three months)	$20,515
2009	82,062
2010	62,893
2011	62,062
2012	62,062
Thereafter	149,980
$439,574

10. Other Current Liabilities and Deferred Credits

Other current liabilities and deferred credits consisted of the following amounts as of August 3, 2008 and October 28, 2007.

	August 3,	October 28,
	2008	2007

Accruals for charges related to the cessation of amusement-with-prize operations	$446,389	$—
Legal and other professional fees	231,000	36,773
Installment purchase agreement	74,042	—
Property taxes	56,602	83,830
Payroll and employee benefits	48,952	180,880
Series A preferred stock dividends	—	145,081
Current amounts of deferred lease incentives and liabilities	—	61,914
Other	88,344	68,883
	$945,329	$577,361

11. Income Taxes

The Company accounts for interim period income taxes pursuant to Accounting Principles Board Opinion No. 28, “Interim Financial Reporting,” (APB 28) and Financial Accounting Standards Board (FASB) Interpretation No. 18, “Accounting for Income Taxes in Interim Periods - an Interpretation of APB Opinion No. 28” (FIN 18). APB 28 and FIN 18 generally provide that an entity estimate an annual effective tax rate at the end of each interim period based on the “ordinary” income or loss the entity expects to incur for the entire year. If a reliable estimate cannot be made, the actual year-to-date effective tax rate may be used as the estimated tax rate. The estimated annual effective tax rate is then applied to year-to-date pretax income (or loss) to compute the year-to-date tax provision. Absent “discrete” events that create income tax consequences unique to an interim period, the tax provision for the current interim period is otherwise the change in the year-to-date tax provision from the end of the prior interim period. FIN 18 also stipulates that an entity not recognize income tax expense or benefit during an interim period if the entity expects an “ordinary” loss for the entire year and the tax benefit of the loss is not expected to be realized during the year or qualify as a deferred tax asset at year-end without a valuation allowance in accordance with SFAS No. 109, “Accounting for Income Taxes” (SFAS 109).

Although the asset impairment losses and most of the other losses and charges incurred by the Company as a result of the cessation of its amusement-with-prize operations in May 2008 are not currently deductible for income tax purposes, the Company incurred a taxable loss as well as a financial loss through the nine-month period ended August 3, 2008 and expects to incur taxable and financial losses for all of its fiscal year ending November 2, 2008. Accordingly, the income tax benefit recognized by the Company for the three-month period ended August 3, 2008 reflects the reversal of federal income tax expense recognized through the six-month period ended May 4, 2008, at which time the Company expected to realize “ordinary” taxable and financial income for the current fiscal year. The aforementioned nondeductible losses and charges resulted in significant deferred tax assets. However, due to the Company’s history of taxable and financial losses, together with the uncertainty of its future financial prospects, management determined that a complete valuation allowance was necessary on all of the Company’s deferred tax assets as of August 3, 2008. Income tax expense for the nine-month period ended August 3, 2008 was comprised almost entirely of Texas margin taxes, which are reported as a component of income taxes although they are not directly attributable to pretax income.

Aces Wired, Inc.

Notes to Consolidated Financial Statements

The less-than-expected tax benefits for the 2007 periods were due primarily to the non-deductibility of share-based compensation expense incurred during those periods and the amount of previously taxable income to which the Company could carryback the fiscal year 2007 net operating losses.

The Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109,” (FIN48) in the first quarter of its current fiscal year ending November 2, 2008. FIN48 provides guidance for recognizing and measuring uncertain tax positions, as defined in SFAS 109. FIN 48 prescribes a threshold condition that an uncertain tax position must meet before any of the benefits of that tax position can be recognized in the financial statements. Guidance is also provided regarding derecognition, classification and disclosure of these uncertain tax positions including the classification of interest and penalties related to tax uncertainties. As of August 3, 2008, the Company had no uncertain tax positions that affected its consolidated results of operations and financial position, nor was it subject to audits or reviews by any tax authority.

12. Transactions with Related Parties

On December 19, 2007, a special committee of the Company’s board of directors approved an agreement between the Company and Graves Management, Inc. (Graves Management) pursuant to which the Company received an option to purchase an approximate 62% interest in a limited partnership that owns a dog racing license and racetrack in Corpus Christi, Texas. This agreement also obligated the Company to reimburse Graves Management approximately $214,000 it had paid to acquire the option from the limited partnership. Graves Management is owned by Mr. Gordon T. Graves, the Company’s chairman of the board of directors and principal common stockholder.

In June 2008, the Company borrowed $200,000 from Mr. Graves for working capital purposes. This indebtedness is evidenced by an unsecured, non-amortizing promissory note payable that bears interest at 4.17% and matures on December 31, 2009.

In July 2008, the Company borrowed $10,000 each from Mr. Kenneth R. Griffith, its president and chief executive officer, and Mr. Knowles B. Cornwell, its executive vice president and chief operating officer, for working capital purposes. This indebtedness is evidenced by two unsecured, non-amortizing promissory notes payable that bear interest at 4.17% and mature on December 31, 2009.

The interest rates on the notes payable issued to Messrs. Graves, Griffith and Cornwell in June 2008 and July 2008, respectively, were based on the Long-Term Applicable Federal Rate for the months in which the notes were issued.

13. Segment Information

Description of Segments

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” (SFAS 131) requires disclosures related to certain components of a company for which discrete financial information is available that is evaluated regularly by a company’s chief operating decision maker in deciding the allocation of company resources and assessing performance. Prior to the shutdown of its AWP operations on May 21, 2008, the Company had three principal operating subsidiaries, K&B, AWLLC and Eclipse, each of which is or was a component of a reportable business segment pursuant to SFAS 131. K&B is a state licensed supplier of electronic bingo games and equipment, branded pull-tabs and bingo supplies in Texas and has been in business for over 29 years. AWLLC was organized in June 2004 and, together with certain other of the Company’s subsidiaries, did business in the AWP gaming industry in Texas until May 21, 2008. At the time the Company’s AWP operations were shutdown, AWLLC was operating 436 AWP machines in six gaming amusement centers and had licensed 182 machines to six bingo hall operators under a revenue-participation program that began in November 2007. The Company formed Eclipse on March 17, 2008 for the purpose of developing game content and related back-office systems for its AWP business and to develop and market game content and machines for charitable electronic bingo and class II gaming operators in states other than Texas. With the cessation of the Company’s AWP operations, all of Eclipse’s resources were redirected to developing games and machines for such nonaffiliated operators. From its formation until August 3, 2008, Eclipse essentially operated as a development stage company and had no revenue.

Aces Wired, Inc.

Notes to Consolidated Financial Statements

Segment Data

The Company derives the results of operations and other financial information regarding K&B, AWLLC and Eclipse from the same financial reporting system the Company uses to prepare its consolidated financial statements and other financial management reports. Management measures the performance of each operating business segment based on several metrics including net earnings from operations and earnings before interest, income taxes and depreciation and amortization. With the exception of Eclipse, the Company does not allocate to its other operating business segments corporate and fiscal expenses (such as compensation for its executive officers), costs associated with administrative support services (e.g., accounting and human resources), nonoperating income and expenses not directly identifiable with an operating business segment and income taxes. The Company charges Eclipse a monthly fixed fee for administrative services and assesses interest on working capital advances made by K&B to Eclipse, which income and expense items are eliminated in consolidation and are not reflected in the table below. As used hereinafter, the bingo supply and services business segment is referred to as Bingo, the AWP gaming business segment is referred to as AWP and Eclipse’s operations are referred to as Game development and sales. The Company historically has had no intersegment revenue.

Selected condensed financial information for the Company’s operating business segments for the three-month and nine-month periods ended August 3, 2008 and July 29, 2007 is presented in the following table. Substantially all of the Company’s business operations and properties are located in Texas with the exception of Eclipse, which is headquartered in Georgia.

	Three-month Period ended		Nine-month Period ended
	August 3,	July 29,	August 3,	July 29,
	2008	2007	2008	2007
Revenue, net
Bingo	$3,673,910	$3,692,072	$11,279,377	$11,636,296
AWP
Gaming amusement centers, net	918,088	1,138,664	7,833,141	4,289,710
Revenue participation agreements	68,806	-	345,968	-
Other (*)	19,433	-	43,570	5,711
Total AWP revenue, net	1,006,327	1,138,664	8,222,679	4,295,421
Consolidated revenue, net	$4,680,237	$4,830,736	$19,502,056	$15,931,717

Segment income (loss) before income taxes
Bingo	$577,614	$702,095	$2,117,424	$2,417,261
AWP	(12,116,338)	(1,048,294)	(11,380,051)	(2,109,202)
Game development and sales	(264,180)	-	(446,909)	-
Total segment income (loss) before income taxes	(11,802,904)	(346,199)	(9,709,536)	308,059
Unallocated income and expenses	(1,513,815)	(1,041,013)	(3,245,989)	(3,796,039)
Consolidated loss before income taxes	(13,316,719)	(1,387,212)	(12,955,525)	(3,487,980)
Income tax (expense) benefit	159,993	321,301	(72,653)	560,316
Consolidated net loss	$(13,156,726)	$(1,065,911)	$(13,028,178)	$(2,927,664)

(*)
Other revenue for the three-month period ended August 3, 2008 consisted primarily of fees earned by one of the Company’s AWP-related subsidiaries for providing data processing services to unaffiliated entities and sales from a food and beverage operation that the Company’s opened in one of its former leased amusement center facilities. Other revenue for the nine-month period ended August 3, 2008 included fees from automatic-teller-machines located at certain of the Company’s amusement centers in addition to the other revenue earned in the three-month period of 2008. Other revenue for the three-month and nine-month periods ended July 29, 2007 consisted of food and beverage sales at one of the Company’s gaming amusement centers, which sales were discontinued in April 2007.

Aces Wired, Inc.

Notes to Consolidated Financial Statements

Prior to the cessation of its AWP business operations in May 2008, the Company was undertaking a significant expansion of that business segment. The shutdown of the AWP business segment resulted in losses for all of the Company’s business segments with the exception of Eclipse. The following table shows the major changes in the Company’s segment assets since October 28, 2007.

	Bingo	AWP	Game development & sales	Corporate	Consolidated

Total segment assets as of October 28, 2007	$3,260,165	$10,087,117	$-	$2,831,173	$16,178,455
Changes in noncash assets in the ordinary course of business:
Net change in property and equipment	25,242	1,446,551	315,007	38,563	1,825,363
Net change in intangible assets	(15,000)	(129,640)	413,743	-	269,103
Additions of other productive assets and investments	-	-	300,159	575,145	875,304
Changes in other noncash assets, net	(75,441)	184,414	769	319,293	429,035
Net change in noncash assets in the ordinary course of business	(65,199)	1,501,325	1,029,678	933,001	3,398,805
Losses attributable to cessation of AWP operations:
Impairment losses	-	(4,356,688)	-	-	(4,356,688)
Losses due to abandonment and disposals of property and equipment	-	(1,328,491)	-	(32,539)	(1,361,030)
Property and equipment seized by authorities	(11,133)	(3,477,235)	-	(18,999)	(3,507,367)
Cash and bank accounts seized by authorities	(52,997)	(655,272)	-	(259,163)	(967,432)
Other	-	(823,652)	-	(575,145)	(1,398,797)
Losses attributable to cessation of AWP operations	(64,130)	(10,641,338)	-	(885,846)	(11,591,314)
Increase (decrease) in cash and cash equivalents, net of seized cash and bank accounts	65,905	(142,081)	58,697	(1,549,258)	(1,566,737)
Net change in assets	(63,424)	(9,282,094)	1,088,375	(1,502,103)	(9,759,246)
Total segment assets as of August 3, 2008	$3,196,741	$805,023	$1,088,375	$1,329,070	$6,419,209

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussions and analyses provide information that management believes is relevant to an assessment and understanding of our company and results of operations and financial condition for the three-month and nine-month periods ended August 3, 2008 and July 29, 2007. Such discussions and analyses should be considered together with our consolidated financial statements and the accompanying notes to those financial statements included elsewhere in this quarterly report on Form 10-QSB and in our annual report on Form 10-KSB for the fiscal year ended October 28, 2007, which we filed with the U.S. Securities and Exchange Commission (SEC) on January 28, 2008.

Executive Overview

Cessation of Amusement-With-Prize Operations

On May 21, 2008, the Texas Department of Public Safety and other law enforcement agencies simultaneously executed search and arrest warrants that resulted in the indefinite shutdown of all six of our amusement gaming centers then in operation (three in Ft. Worth and one each in San Antonio, Corpus Christi and Copperas Cove), confiscation of substantially all of our amusement-with-prize (AWP) machines and other AWP-related property and equipment and seizure of certain cash and bank deposits. As a consequence of the shutdown, we also terminated all revenue sharing agreements under which we had licensed AWP machines and technology to certain bingo hall operators in Texas.

The affidavits upon which the warrants are based alleged violations of Texas Penal Code provisions relating to gambling promotion; keeping a gambling place; possession of a gambling device, equipment or paraphernalia; money laundering; and engaging in organized criminal activity relating to the same. In conjunction with the execution of the warrants, authorities arrested certain of our amusement center employees (all of whom were subsequently released) and seized accounting and other corporate records. To date, no criminal charges have been filed by authorities against us or our employees. However, we believe that local authorities are seeking to develop charges against us and certain of our employees consistent with the allegations in the search and arrest warrants.

Due to the significant uncertainties associated with the ultimate recovery of the expropriated assets and the resumption of our AWP business in Texas, we recognized an approximate $12.3 million loss resulting from the shutdown in the third quarter of 2008, which included noncash charges of approximately $10.3 million resulting mostly from the aforementioned expropriation of personal property, abandonment of leasehold improvements and impairment of goodwill and certain intangible assets attributable to our AWP business. Other components of the loss and other information regarding the cessation of our AWP operations are discussed in more detail at Note 2, “Cessation of Amusement-With-Prize Operations,” to our consolidated financial statements included in this quarterly report.

Certain litigation initiated by and against us resulting from the cessation of our AWP operations in May 2008 and previous closures of certain of our amusement centers and other legal matters emanating from an adverse opinion issued by the Attorney General of Texas in March 2007 are discussed below in Part II, Item 1, “Legal Proceedings.”

Consequences of the Shutdown

At the time of the shutdown, we were operating 436 machines in six gaming amusement centers (called Ace Gaming Amusement Centers) compared to 230 machines we were operating in four Ace Gaming Amusement Centers as of October 28, 2007. Additionally, we had licensed 182 AWP machines to six bingo hall operators pursuant to a revenue sharing program we began in November 2007. As we had expected, this expansion (particularly the deployment of additional machines) made for substantial improvements in the financial performance of our AWP business segment as evidenced by pretax earnings of approximately $1,200,000 and $736,000 for the three-month and six-month periods ended May 4, 2008, respectively. These were the first profitable periods in that segment’s operating history. We were also in the process of opening new amusement centers in San Antonio and Ft. Worth, expanding the Corpus Christi center and relocating the Copperas Cove center to a larger facility.

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

We held an option for which we had paid approximately $439,000 to acquire a majority ownership interest in a limited partnership that owns a dog-racing license and racetrack in Corpus Christi. The transfer of the dog-racing license (which to us was an essential component of the acquisition) was subject to approval by the Texas Racing Commission regarding the suitability of our having a controlling interest in the partnership. In light of the actions taken by the authorities on May 21, 2008, we elected to let the option expire on June 13, 2008 rather than pay an additional nonrefundable deposit of $225,000 to extend it for another 90 days. Due to the expiration of the option, together with our decision to discontinue efforts to acquire the ownership interest in the limited partnership, we wrote off approximately $580,000 of deferred acquisition costs in the third quarter of 2008, inclusive of the nonrefundable deposits we paid to acquire the option.

Although we are hopeful that the legality of our AWP operations will eventually be upheld in the Texas courts, we believe the process will be a lengthy and expensive one. Accordingly, we have undertaken the following cost saving measures to help offset, to the extent possible, future lost profits and working capital contribution from our AWP business and to fund such expected future legal expenses:

•	furloughed substantially all of our amusement center employees and certain K&B and corporate employees;

•	exercised our options or otherwise initiated efforts to terminate the leases for most gaming amusement centers;

•	terminated all other long-term contracts associated with the AWP business (e.g., contracts for security services) and certain other nonessential contracts;

•	implemented payroll deferrals for our officers and certain other employees; and

•	began holding back payments of trade payables to substantially all of our AWP vendors and initiated negotiations to repay them over time.

Other than those matters discussed below in Part II, Item 1, “Legal Proceedings,” we do not currently know what criminal charges and/or additional civil claims, if any, might eventually be brought against us and/or our employees, or the dates by when any such legal proceedings will begin or end. We estimate that to date we have incurred approximately $1.4 million of legal expenses directly attributable to the shutdown of our AWP business in May 2008 and the adverse opinion issued by the Attorney General in March 2007. While we cannot reasonably determine the ultimate amount of legal expenses we might incur as a result of these adverse events, we expect such future expenses will be substantial, particularly if we are forced to litigate in the higher Texas courts. There are no assurances, however, we will ultimately prevail in court regardless of what resources we employ, financial or otherwise.

Current Plans

The prospects for the future growth and profitability of our company had been focused on the expansion of our AWP gaming business in Texas. Given the indefinite shutdown of that business, for the time being we intend to concentrate our resources on maintaining our share of the bingo supply market in Texas and growing the business operations of Eclipse Gaming Systems, LLC (Eclipse).

Eclipse is a majority owned subsidiary that we formed on March 17, 2008 primarily for developing game content and back-office systems for our AWP operations. With the shutdown of those operations, Eclipse will concentrate on developing and marketing games, systems and machines for external customers in markets that are currently underserved by mainstream game providers and in which there is limited competition. These markets, which are governed by state and/or local laws and regulations, include charitable electronic bingo gaming in Alabama, Louisiana and Mississippi and class II style gaming in California, Oklahoma, Washington and New York. On September 8, 2008, Eclipse entered into its first revenue contract under which it placed 20 machines and games in a charitable bingo operation in Walker County, Alabama. In addition, Eclipse has entered into a contract with a charitable bingo operator in Lowndes County, Alabama for another 60 machines and games that are expected to be installed in October 2008. Under both contracts, Eclipse will share in the net hold generated by the machines and games with the operators of the equipment. Until Eclipse becomes financially self-sufficient, its operations will be funded by working capital advances from K&B.

We will also continue to look for other complementary business opportunities provided we can obtain the necessary debt and/or additional equity capital.

Hurricane Ike
Historically, approximately $900,000 of the annual contribution from our bingo supply business is generated by our distribution operations in the Houston, Texas area. While we incurred minor wind and rain-related damage to our Houston warehouse facility from the effects of Hurricane Ike on September 13, 2008, we are presently unable to otherwise determine the effects on our business operations in that region resulting from the impact of the hurricane on the greater Houston metropolitan and surrounding areas.

Other Information

We had 60 employees as of September 15, 2008 compared to 209 employees as of May 21, 2008 when our AWP gaming business was shutdown. The reduction in our workforce was mostly due to the furlough of all of the amusement center employees and included some AWP-administrative, corporate and K&B employees.

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

Results of Operations

The following discussions and analyses compare our results of operations for the three-month and nine-month periods ended August 3, 2008 to our operating results for the three-month and nine-month periods ended July 29, 2007.

Prior to the shutdown of our AWP business on May 21, 2008, our operations were comprised of three business segments: a bingo supply distribution business (Bingo); an AWP gaming business (AWP); and a game development and marketing business (Eclipse). With the exception of Eclipse, we do not allocate corporate overhead, certain other income and expenses and income taxes to our operating business segments. We charge Eclipse a fixed monthly fee for administrative services and assess interest charges on the working capital advances we make to Eclipse. These income and expense items are eliminated in consolidation and are not reflected in the condensed segment operating results for the fiscal year 2008 periods presented below.

Our fiscal year generally ends on the last Sunday in October. While this fiscal year creates better comparability of our quarterly results of operations by usually having an equal number of weeks (13) and weekend days (26) in each quarter, it periodically necessitates a 53-week fiscal year. Hereinafter, the third quarter of 2008 and the third quarter of 2007 refer to the 13-week periods ended August 3, 2008 and April 29, 2007, respectively; and the nine months of 2008 and the nine months of 2007 refer to the 40-week and 39-week periods ended on those dates, respectively. Additionally, certain amounts of the condensed segment statements of operations for the third quarter of 2007 and the nine months of 2007 have been reclassified to conform to the financial statement presentation for the comparable periods in 2008.

Third Quarter of 2008 Compared to the Third Quarter of 2007

We incurred a net loss of approximately $13,157,000 ($1.37 per basic and diluted common stock share) on net revenue of approximately $4,680,000 for the third quarter of 2008 compared to a net loss of approximately $1,066,000 ($0.14 per basic and diluted common stock share) on net revenue of approximately $4,831,000 for the third quarter of 2007. Operating results for the third quarter of 2008 were adversely and materially affected by the shutdown of our AWP operations on May 21, 2008. Similarly, our operating results for the third quarter of 2007 were adversely affected by the closure of certain of our amusement centers resulting from an adverse opinion issued by the Attorney General of Texas in March 2007. However, the losses and other charges resulting from the center closures in the 2007 quarter were not remotely as severe as were the losses and charges we incurred in the third quarter of 2008 as a result of the complete shutdown of our AWP operations. Following are condensed segment statements of operations for our business segments for the third quarters of 2008 and 2007.

	Third Quarter of 2008
	Bingo	AWP	Eclipse	Corporate	Consolidated

Revenue, net	$3,673,910	$1,006,327	$-	$-	$4,680,237
Share-based compensation	2,106	742	1,705	(145,379)	(140,826)
Legal expenses associated with AWP operations	-	701,657	-	-	701,657
Impairment and other losses and charges resulting
from cessation of AWP operations	79,034	11,227,706	-	996,754	12,303,494
Other operating expenses	3,015,265	1,185,679	260,100	645,515	5,106,559
Operating income (loss)	577,505	(12,109,457)	(261,805)	(1,496,890)	(13,290,647)
Other income (expense), net	109	(6,881)	(2,375)	(16,925)	(26,072)
Income (loss) before income taxes	$577,614	$(12,116,338)	$(264,180)	$(1,513,815)	(13,316,719)
Income tax benefit					159,993
Net loss					$(13,156,726)

	Third Quarter of 2007
	Bingo	AWP	Eclipse	Corporate	Consolidated

Revenue, net	$3,692,072	$1,138,664	$-	$-	$4,830,736
Share-based compensation	-	23,387	-	303,849	327,236
Legal expenses associated with AWP operations	-	155,599	-	-	155,599
Impairment and other losses and charges resulting
from cessation of AWP operations	-	399,041	-	-	399,041
Other operating expenses	2,990,231	1,582,950	-	624,327	5,197,508
Operating income (loss)	701,841	(1,022,313)	-	(928,176)	(1,248,648)
Other income (expense), net	254	(25,981)	-	(112,837)	(138,564)
Income (loss) before income taxes	$702,095	$(1,048,294)	$-	$(1,041,013)	(1,387,212)
Income tax benefit					321,301
Net loss					$(1,065,911)

Bingo Business Segment

The changes in the results of operations for our bingo business segment for the third quarter of 2008 compared to the third quarter of 2007 are shown below.
		Better (worse) compared to
	Third Quarter	Third Quarter of 2007
	of 2008	Amount	Percentage
Bingo
Revenue	$3,673,910	$(18,162)	(0.49)
Cost of sales	2,058,318	(38,222)	(1.89)
Other operating expenses	865,047	19,187	2.17
Share-based compensation	2,106	(2,106)	(100.00)
Depreciation and amortization	91,900	(5,999)	(6.98)
Impairment and other losses and charges resulting
from cessation of AWP operations	79,034	(79,034)	(100.00)
Other income (expense), net	109	(145)	57.09
Income before income taxes	$577,614	$(124,481)	(17.73)

•
The decrease in revenue was due primarily to the loss of certain commercial, high-volume customers affecting the 2008 quarter compared to the 2007 quarter, as well as depressed pricing due to increased competition in the current quarter. While we anticipated this decrease in revenue, a recent increase in the overall demand for bingo supplies in the Texas market has mitigated somewhat the negative effect on our 2008 quarterly pretax profits and cash flow. The increase in cost of sales was due primarily to increased freight and shipping costs for product deliveries to and from our distribution warehouses. To help offset the increase in such costs, in August 2008, we began assessing our customers a fuel surcharge on some deliveries we make to them, which surcharges are recognized as revenue pursuant to Emerging Issues Task Force Consensus No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.” In June 2007, the Texas Lottery Commission approved the concept of using electronic display devices to show the results of pull-tab bingo event tickets. While we were initially hopeful that this new “video confirmation” style of bingo pull-tabs might significantly increase the contribution from our pull-tabs sales this year, performance deficiencies in the first generation of display devices has caused us and certain of our competitors to limit deployment of this product into the marketplace for the time being.

•
The losses attributable to the cessation of AWP operations are primarily due to certain bank deposits and computer equipment that were seized by the authorities on May 21, 2008. These and the other losses and charges stemming from the shutdown of our AWP operations in May 2008 are discussed in more detail at Note 2, “Cessation of Amusement-With-Prize Operations,” to our consolidated financial statements included in this quarterly report.

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

AWP Business Segment

The changes in the results of operations for our AWP business segment for the third quarter of 2008 compared to the third quarter of 2007 are shown below.

		Better (worse) compared to
	Third Quarter	Third Quarter of 2007
	of 2008	Amount	Percentage
AWP
Revenue, net	$1,006,327	$(132,337)	(11.62)
Other operating expenses	1,084,086	261,808	19.45
Share-based compensation	742	22,645	96.83
Depreciation and amortization	101,593	135,463	57.14
Legal expenses associated with AWP operations	701,657	(546,058)	(350.94)
Impairment and other losses and charges resulting
from cessation of AWP operations	11,227,706	(10,828,665)	(2,713.67)
Other income (expense), net	(6,881)	19,100	73.52
Loss before income taxes	$(12,116,338)	$(11,068,044)	(1,055.81)

At noted previously, on May 21, 2008, state and local authorities in Texas forced us to shutdown indefinitely all of our AWP operations. By that time, we had reached what we believed was a critical mass, in terms of machines in revenue service (618 machines, including 182 machines licensed under a revenue participation program we began in November 2007), to sustain continued profitability and positive cash flow for this business segment. Although we only operated our AWP business for 16 days during the third quarter of 2008, we generated almost as much revenue ($1.1 million for the 2008 quarter compared to $1.2 million for the 2007 quarter) as we did for the entire third quarter of 2007. This was a function of a significantly better net hold per machine day in the third quarter of 2008 (or $99.78, inclusive of the licensed machines) compared to the net hold per machine day in the same quarter of 2007 (or $73.36), as well as the respective number of machines in revenue service during those periods.

The events leading up to the shutdown of our AWP operations and the nature of the losses and charges we incurred as a result thereof are discussed in more detail at Note 2, “Cessation of Amusement-With-Prize Operations,” to our consolidated financial statements included in this quarterly report.

The loss of revenue and cash flow resulting from the shutdown of our AWP operations forced us to undertake actions to terminate the facility leases for all but one of our amusement centers, including the leases for two new centers we expected to open during the third quarter of 2008, and to furlough 144 of our AWP employees. Additionally, we terminated all of the aforementioned revenue participation agreements. Despite the shutdown, we will continue to incur operating expenses other than the legal expenses associated with defending our AWP operations and employees, principally for the salaries and benefits of certain key managerial employees we have retained and for expenses associated with maintaining our Ace Advantage Card system.

We believe the quarterly and year-to-date profits we enjoyed for the second quarter of 2008, together with the operating results we experienced for the abbreviated third quarter of 2008, are persuasive evidence that our business plan can be successful. However, due to significant uncertainties relating to the scope, duration and outcome of the legal proceedings resulting from the shutdown, at this time we cannot predict when or if we will be able to resume our AWP operations in Texas. Nor do we currently have any plans or the financial and other resources to expand our AWP operations into other states.

Eclipse

The components of Eclipse’s total expenses for the third quarter of 2008 are shown below.

Payroll and benefits	$193,706
Travel and other	40,721
Legal, professional and other contract services	9,014
Share-based compensation	1,705
Depreciation and amortization	16,659
Interest	2,375
$264,180

Eclipse currently employs 12 employees (11 full-time and one part-time), all of whom currently work from home. Given the nature of its business (software development and marketing), payroll and benefits will continue to be the primary operating expense of this business segment and will increase as such operations grow. With the exception of an installment purchase agreement related to the acquisition of a software license and firm orders for the acquisition of 250 gaming machines, Eclipse currently has no leases or other binding long-term commitments. Eclipse entered into its first revenue agreement in September 2008 under which it licensed 20 machines and games to a charitable bingo operator in Alabama. Revenue from this agreement is based on a fixed percentage of the net hold generated by the machines and games. Additionally, Eclipse has entered into a similar agreement with another charitable bingo operator in Alabama under which it expects to deploy an additional 60 machines and games in October 2008.

Corporate Overhead

Corporate overhead is comprised primarily of the salaries and benefits for our executive officers and other corporate employees, legal and accounting fees not otherwise allocated to our operating business segments and other corporate and fiscal expenses, such as director and officer liability insurance and rent for our corporate offices. Corporate overhead also includes interest expense incurred on the notes payable to related parties and dividends paid to our former Series A preferred stockholders under a registration payment arrangement. The following table shows the changes in the components of our corporate overhead for the third quarters of 2008 and 2007.

		Better (worse) compared to
	Third Quarter	Third Quarter of 2007
	of 2008	Amount	Percentage
Corporate
Other corporate and fiscal expenses	$639,977	$(20,483)	(3.31)
Share-based compensation	(145,379)	449,228	147.85
Depreciation and amortization	5,538	(705)	(14.59)
Impairment and other losses and charges resulting
from cessation of AWP operations	996,754	(996,754)	(100.00)
Other income (expense), net	(16,925)	95,912	85.00
Loss before income taxes	$(1,513,815)	$(472,802)	(45.42)

•
The net credit to share-based compensation relates primarily to the forfeiture of approximately 76,200 nonvested restricted common shares issued to certain of our non-employee board members in October 2006. These forfeited shares were part of approximately 1.1 million shares of nonvested restricted common stock awarded in October 2006 to certain of our executive officers, employees and non-employee board members. At the grant date, all of the restricted common shares had a fair value of $5.00 per share, and all of those shares, with the exception of the aforementioned forfeited shares and approximately 79,000 other nonvested shares forfeited during our fiscal year ended October 28, 2007, were fully vested by August 3, 2008. In July 2008, we awarded options to acquire up to 492,000 shares of our common stock to certain of our executive officers and non-employee directors, almost all of our other employees and one nonaffiliated contractor. The aggregate fair value of these options was determined to be approximately $257,000, of which approximately $9,600 was recognized as compensation expense during the third quarter of 2008. The remaining approximate $248,000 of unrecognized compensation cost will be expensed on a straight-line basis over a weighted-average period of approximately one year beginning in the fourth quarter of the current year. Additionally, in July 2008, we granted options to acquire up to 300,000 shares of our common stock to certain nonaffiliated contractors for past services, which options were determined to have an aggregate fair value of approximately $144,000. These options were vested on the grant date and are nonforfeitable. Accordingly, all of the compensation cost associated with such options was recognized at the date of grant. Additional information regarding the restricted common shares and common stock options is provided at Note 6, “Share-Based Compensation,” to our consolidated financial statements included in this quarterly report.

•
The losses attributable to the cessation of AWP operations are primarily due to the seizure of certain bank deposits and the write-off of deferred acquisition costs related to our aborted efforts to acquire a majority ownership interest in a limited partnership. These and the other losses and charges stemming from the shutdown of our AWP operations in May 2008 are discussed in more detail at Note 2, “Cessation of Amusement-With-Prize Operations,” to our consolidated financial statements included in this quarterly report.

•
The change in other income (expense) was due principally to our accounting for payments we were required to make to our former Series A preferred stockholders for failing to timely make effective a registration statement related to the common shares into which their preferred shares were eventually converted. By the end of the third quarter of 2007, we had accrued the entire amount of dividends we estimated we would be required to pay from the date we became so obligated (March 11, 2007) through the date we then thought the subject registration statement would become effective. The registration statement became effective on February 14, 2008.

Subsequent to the shutdown of our AWP business segment, we furloughed certain of our corporate employees, renegotiated the lease for our corporate offices and terminated the sublease for additional office space. Additionally, all of our officers and certain of our other employees agreed to indefinite deferrals of between 67% and 10% of their annual salaries (cumulatively about $55,000 per month) to help us conserve cash. However, we expect to incur substantial legal expenses in the future associated with legal proceedings resulting from the shutdown, including, if necessary, the defense of our employees.

Income Taxes

We had income tax benefits of approximately $160,000 for the third quarter of 2008 and approximately $321,000 for the third quarter of 2007. The tax benefit recognized in the third quarter of 2008 was the result of reversing the year-to-date income tax expense we previously had recognized through the second quarter of 2008, at which time we expected to have taxable and financial income for the current fiscal year. The income tax benefit for the third quarter of 2007 was the result of our ability to carryback the net operating loss we incurred during that period to prior periods in which we had taxable income. Our income taxes are discussed in more detail at Note 11, “Income Taxes,” to our consolidated financial statements included in this quarterly report.

Nine Months of 2008 Compared to the Nine Months of 2007

We incurred a net loss of approximately $13,028,000 on net revenue of approximately $19,502,000 for the nine months of 2008 compared to a net loss of approximately $2,928,000 on net revenue of approximately $15,932,000 for the nine months of 2007. Basic and diluted net loss per common share was $1.51 for the nine months of 2008, after giving effect to noncash deemed dividends of approximately $399,000 on our Series A preferred stock. Basic and diluted net loss per common share was $0.40 for the comparable period in 2007. The principal reasons for the changes in the segment operating results for the nine months of 2008 compared to the nine months of 2007 were essentially the same reasons for the changes in the segment operating results for the third quarter of 2008 compared to the third quarter of 2007. Following are condensed segment statements of operations for our business segments for the nine months of 2008 and 2007.

	Nine Months of 2008
	Bingo	AWP	Eclipse	Corporate	Consolidated

Revenue, net	$11,279,377	$8,222,679	$-	$-	$19,502,056
Share-based compensation	2,106	742	1,705	33,543	38,096
Legal expenses associated with AWP operations	-	946,390	-	-	946,390
Impairment and other losses and charges resulting
from cessation of AWP operations	79,034	11,264,405	-	996,754	12,340,193
Other operating expenses	9,081,493	7,304,767	441,247	2,160,739	18,988,246
Operating income (loss)	2,116,744	(11,293,625)	(442,952)	(3,191,036)	(12,810,869)
Other income (expense), net	680	(86,426)	(3,957)	(54,953)	(144,656)
Income (loss) before income taxes	$2,117,424	$(11,380,051)	$(446,909)	$(3,245,989)	(12,955,525)
Income tax expense					(72,653)
Net loss					$(13,028,178)

	Nine Months of 2007
	Bingo	AWP	Eclipse	Corporate	Consolidated

Revenue, net	$11,636,296	$4,295,421	$-	$-	$15,931,717
Share-based compensation	-	70,161	-	1,437,290	1,507,451
Legal expenses associated with AWP operations	-	240,053	-	-	240,053
Impairment and other losses and charges resulting
from cessation of AWP operations	-	487,874	-	-	487,874
Other operating expenses	9,220,513	5,505,825	-	2,129,637	16,855,975
Operating income (loss)	2,415,783	(2,008,492)	-	(3,566,927)	(3,159,636)
Other income (expense), net	1,478	(100,710)	-	(229,112)	(328,344)
Income (loss) before income taxes	$2,417,261	$(2,109,202)	$-	$(3,796,039)	(3,487,980)
Income tax benefit					560,316
Net loss					$(2,927,664)

Bingo Business Segment

The changes in the results of operations for our bingo business segment for the nine months of 2008 compared to the nine months of 2007 are shown below.
		Better (worse) compared to
	Nine Months	Nine Months of 2007
	of 2008	Amount	Percentage
Bingo
Revenue	$11,279,377	$(356,919)	(3.07)
Cost of sales	6,204,313	168,299	2.64
Other operating expenses	2,613,367	(18,598)	(0.72)
Share-based compensation	2,106	(2,106)	(100.00)
Depreciation and amortization	263,813	(10,681)	(4.22)
Impairment and other losses and charges resulting
from cessation of AWP operations	79,034	(79,034)	(100.00)
Other income (expense), net	680	(798)	53.99
Income before income taxes	$2,117,424	$(299,837)	(12.40)

•
The decreases in revenue and cost of sales were due primarily to the loss of certain commercial, high-volume customers affecting the 2008 period compared to the 2007 period, as well as depressed pricing due to increased competition in the current quarter. As noted previously, cost of sales for the nine months of 2008 were affected by increases in freight and shipping costs. To help offset the increases in these costs, beginning in August 2008, we began assessing fuel surcharges for certain deliveries we make to our customers, which surcharges are recognized as revenue. While we anticipated the decrease in gross margin, a recent increase in the overall demand for bingo supplies in the Texas market has mitigated somewhat the negative effect on our 2008 year-to-date pretax profits and cash flow. In June 2007, the Texas Lottery Commission approved the concept of using electronic display devices to show the results of pull-tab bingo event tickets. While we were initially hopeful that this new “video confirmation” style of bingo pull-tabs might significantly increase the contribution from our pull-tabs sales this year, performance deficiencies in the first generation of display devices has caused us and certain of our competitors to limit deployment of this product into the marketplace for the time being. Additionally,

•
The losses attributable to the cessation of AWP operations are primarily due to certain bank deposits and computer equipment that were seized by the authorities on May 21, 2008. These and the other losses and charges stemming from the shutdown of our AWP operations in May 2008 are discussed in more detail at Note 2, “Cessation of Amusement-With-Prize Operations,” to our consolidated financial statements included in this quarterly report.

AWP Business Segment

The changes in the results of operations for our AWP business segment for the nine months of 2008 compared to the nine months of 2007 are shown below.
		Better (worse) compared to
	Nine Months	Nine Months of 2007
	of 2008	Amount	Percentage
AWP
Revenue, net	$8,222,679	$3,927,258	91.43
Other operating expenses	6,671,765	(1,779,240)	(36.37)
Share-based compensation	742	69,419	98.94
Depreciation and amortization	633,002	(19,702)	(3.21)
Legal expenses associated with AWP operations	946,390	(706,337)	(294.24)
Impairment and other losses and charges resulting
from cessation of AWP operations	11,264,405	(10,776,531)	(2,208.88)
Other income (expense), net	(86,426)	14,284	14.18
Loss before income taxes	$(11,380,051)	$(9,270,849)	(439.54)

At noted previously, on May 21, 2008, state and local authorities in Texas forced us to shutdown indefinitely all of our AWP operations. By that time, we had reached what we believed was a critical mass, in terms of machines in revenue service (618 machines, including 182 machines licensed under a revenue participation program we began in November 2007), to sustain continued profitability and positive cash flow for this business segment. Although we operated 68 less business days (or 25%) during the nine months of 2008 than we did during the same period of 2007, pretax income before the shutdown-related losses and charges and legal expenses associated with defending the legality of our AWP operations approximated $831,000 for the 2008 period, compared to a similarly calculated pretax loss of approximately $1,381,000 for the nine months of 2007. The improvement in this non-GAAP measure of operating results was primarily attributable to the period-over-period increase in net revenue, which in turn resulted from the high operating margins of our machines and relatively low fixed operating costs of our amusement centers. The following is a reconciliation of pretax losses recognized under U.S. generally accepted accounting principles (GAAP) for the nine months of 2008 and 2007 and the aforementioned non-GAAP operating results for those two nine-month periods.

	Nine Months of
	2008	2007
AWP
Loss before income taxes, as reported (GAAP)	$(11,380,051)	$(2,109,202)
Addback:
Legal expenses associated with AWP operations	946,390	240,053
Impairment and other losses and charges resulting from cessation of AWP operations	11,264,405	487,874
Pretax income (loss) before impairment losses and charges and legal expenses (non-GAAP)	$830,744	$(1,381,275)

The events leading up to the shutdown of our AWP operations and the nature of the losses and charges we incurred as a result thereof are discussed in more detail at Note 2, “Cessation of Amusement-With-Prize Operations,” to our consolidated financial statements included in this quarterly report.

The loss of revenue and cash flow resulting from the shutdown of our AWP operations forced us to undertake actions to terminate the facility leases for all but one of our amusement centers, including the leases for two new centers we expected to open during the third quarter of 2008, and to furlough 144 of our AWP employees. Additionally, we terminated all of the aforementioned revenue participation agreements. Despite the shutdown, we will continue to incur operating expenses other than the legal expenses associated with defending our AWP operations and employees, principally for the salaries and benefits of certain key managerial employees we have retained and for expenses associated with maintaining our Ace Advantage Card system.

In November 2007, we voluntarily closed an amusement center in Amarillo, Texas pursuant to an agreement we made with local authorities in March 2007. Included in the shutdown-related losses and charges for the nine months of 2008 is approximately $37,000 of severance payments we made to the employees who were furloughed after the closure. Pending the outcome of a nuisance action filed against us by Potter County authorities regarding the legality of our AWP operations at the Amarillo center, we have continued the lease for this facility. To help with the rental payments and other expenses associated with maintaining that facility, we began a food and beverage operation there in July 2008. The nuisance action case is currently scheduled for a court hearing in October 2008.

We believe the quarterly and year-to-date profits we enjoyed for the second quarter of 2008, together with the operating results we experienced for the abbreviated nine months of 2008, are persuasive evidence that our business plan can be successful. However, due to significant uncertainties relating to the scope, duration and outcome of the legal proceedings resulting from the shutdown, at this time we cannot predict when or if we will be able to resume our AWP operations in Texas. Nor do we currently have any plans or the financial and other resources to expand our AWP operations into other states.

Eclipse

The following is a breakdown of Eclipse’s total expenses for the nine month of 2008. Eclipse was formed in March 2008 and had no revenue as of August 3, 2008.

Payroll and benefits	$319,080
Travel and other	64,248
Legal, professional and other contract services	36,374
Share-based compensation	1,705
Depreciation and amortization	21,545
Interest	3,957
$446,909

Corporate Overhead

Corporate overhead is comprised primarily of the salaries and benefits for our executive officers and other corporate employees, legal and accounting fees not otherwise allocated to our operating business segments and other corporate and fiscal expenses, such as director and officer liability insurance and rent for our corporate offices. Corporate overhead also includes interest expense incurred on the notes payable to related parties and dividends paid to our former Series A preferred stockholders under a registration payment arrangement. The following table shows the changes in the components of our corporate overhead for the nine months of 2008 and 2007.

		Better (worse) compared to
	Nine Months	Nine Months of 2007
	of 2008	Amount	Percentage
Corporate
Other corporate and fiscal expenses	$2,143,633	$(35,663)	(1.69)
Share-based compensation	33,543	1,403,747	97.67
Depreciation and amortization	17,106	4,561	21.05
Impairment and other losses and charges resulting
from cessation of AWP operations	996,754	(996,754)	(100.00)
Other income (expense), net	(54,953)	174,159	76.01
Loss before income taxes	$(3,245,989)	$550,050	14.49

•
The change in share-based compensation relates primarily to the grants in October 2006 of approximately 1.1 million shares of nonvested restricted common stock. The restricted stock had a fair value of $5.00 per share and most shares were fully vested as of October 28, 2007. Additionally, we recognized an approximate $303,000 credit in the nine months of 2008 resulting from the forfeiture in May 2008 of approximately 76,200 of such nonvested restricted common shares. By August 3, 2008, all of the restricted common shares were either vested or had been forfeited. In July 2008, we granted options with an aggregate fair value of approximately $402,000 to acquire up to 792,000 shares of our common stock. Compensation cost associated with the options of approximately $154,000 was recognized during the nine months of 2008, primarily because options to acquire 300,000 common shares were fully vested and nonforfeitable on the grant date. The remaining $248,000 of compensation cost relating to the stock options will be recognized on a straight-line basis over a weighted-average period of approximately one year beginning in the fourth quarter of fiscal year 2008. Additional information regarding the restricted common shares and common stock options is provided at Note 6, “Share-Based Compensation,” to our consolidated financial statements included in this quarterly report.

•
The losses attributable to the cessation of AWP operations are primarily due to the seizure of certain bank deposits and the write-off of deferred acquisition costs related to our aborted efforts to acquire a majority ownership interest in a limited partnership. These and the other losses and charges stemming from the shutdown of our AWP operations in May 2008 are discussed in more detail at Note 2, “Cessation of Amusement-With-Prize Operations,” to our consolidated financial statements included in this quarterly report.

•
The change in other income (expense) was due principally to our accounting for payments we were required to make to our former Series A preferred stockholders for failing to timely make effective a registration statement related to the common shares into which their preferred shares were eventually converted. During the nine months of 2007, we accrued the entire amount of dividends we estimated we would be required to pay from the date we became so obligated (March 11, 2007) through the date we then thought the subject registration statement would become effective. The registration statement became effective on February 14, 2008.

Income Taxes

We had income tax expense of approximately $73,000 for the nine months of 2008, substantially all which is Texas margin taxes that we recognize as income taxes for financial reporting purposes. We had an income tax benefit of approximately $560,000 for the nine months of 2007, which was comprised mostly of a federal income tax benefit resulting from our ability to carryback the net operating loss we incurred in that period to prior periods in which we had taxable income. Our income taxes are discussed in more detail at Note 11, “Income Taxes,” to our consolidated financial statements included in this quarterly report.

Liquidity and Financial Position

We had cash and cash equivalents of approximately $1,076,000 as of August 3, 2008 compared to cash and cash equivalents of approximately $3,610,000 as of October 28, 2007. We also had restricted cash of approximately $170,000 and $101,000, respectively, as of those dates. Substantially all of the restricted cash was held by the bank that sponsors our Ace Advantage Card, which funds are used by us to acquire merchandise related to the redemptions of prize points accumulated on the cards.

Sources and Uses of Cash for the Nine Months of 2008 Compared to the Nine Months of 2007

During the nine months of 2008, cash and cash equivalents decreased by approximately $2,534,000 compared to a net decrease in cash and cash equivalents of approximately $3,786,000 for the same period of 2007. The following table shows the significant changes in the components of our net cash flows for those two nine-month periods.

	Nine Months of
	2008	2007	Change
	(rounded to the nearest thousandth)
Source (use) of cash:

Operating results (adjusted for noncash items) :
Bingo	$2,620,000	$2,849,000	$(229,000)
AWP	(700,000)	(951,000)	251,000
Eclipse	(424,000)	—	(424,000)
Corporate overhead	(2,512,000)	(2,296,000)	(216,000)
Income taxes	(73,000)	423,000	(496,000)
	(1,089,000)	25,000	(1,114,000)

Change in operating assets and liabilities:
Trade accounts payable and other current liabilities	1,287,000	97,000	1,190,000
Income taxes receivable	—	(540,000)	540,000
Prepaid expenses and other current assets	(341,000)	157,000	(498,000)
Income taxes payable	3,000	(507,000)	510,000
Other, net	(82,000)	(68,000)	(14,000)
	867,000	(861,000)	1,728,000

Investing activities :
Acquisitions of property and equipment	(2,228,000)	(2,505,000)	277,000
Deferred acquisition costs	(557,000)	—	(557,000)
Capitalized game software development costs	(221,000)	—	(221,000)
Other, net	23,000	35,000	(12,000)
	(2,983,000)	(2,470,000)	(513,000)

Financing activities :
Proceeds from issuance of Series A preferred stock	1,040,000	—	1,040,000
Proceeds from issuance of notes payable to related parties	218,000		218,000
Payments under installment purchase agreement	(321,000)	—	(321,000)
Repayments of debt and capital leases	(266,000)	(480,000)	214,000
	671,000	(480,000)	1,151,000
	$(2,534,000)	$(3,786,000)	$1,252,000

Operating results. The reduced cash flow from our bingo operations was primarily due to a decrease in operating revenue (which was expected and should continue for the fourth quarter of the current fiscal year) and includes approximately $53,000 of bank deposits seized by the authorities on May 21, 2008. The net increase in cash flow from our AWP operations reflects the significant improvement in its operating results prior to the shutdown and is net of approximately $655,000 in cash and bank deposits seized by the authorities. The net increase in cash used for corporate overhead expenses is effectively the result of approximately $259,000 in bank deposits seized by the authorities. Eclipse was formed in March 2004 and had no operating revenue as of August 3, 2008. Its principal cash expenses for the nine months of 2008 were payroll and marketing-related travel. With the exception of income taxes paid during the nine months of 2008, the changes in income taxes for the nine months of 2008 and 2007 are effectively offset by the resultant changes in income taxes receivable and payable for those periods.

Change in operating assets and liabilities. The change in trade accounts payable and other current liabilities for the nine months of 2008 is the primarily the result of holding back payments to AWP vendors after the shutdown of those operations in May 2008 and includes accruals of approximately $430,000 of estimated lease and other contractual termination payments. The change in prepaid expenses and other current assets for the nine months of 2008 is primarily due to prepaid legal expenses and retainers. The changes in income taxes receivable and payable for the nine months of 2007 are primarily the results of an income tax benefit resulting from the carryback of the net operating loss for that period and a $451,000 estimated federal income tax payment made earlier in the year, respectively.

Investing activities. Cash used for deferred acquisition costs during the first half of 2008 related to our planned acquisition of a majority interest in a limited partnership, which investment was written off as was discussed previously. Capitalized game software costs reflects expenditures made by Eclipse related to the games it will eventually market to its customers and/or use in the machines it deploys under revenue participation agreements. Acquisitions of property and equipment for the nine months of 2008 and 2007 were primarily related to the expansion of our AWP operations and Eclipse during those periods, as applicable.

Financing activities. The sale of the Series A preferred stock and issuance of notes payable to related parties during the nine months of 2008 are discussed at Note 5, “Series A Preferred Stock,” and Note 12, “Transactions with Related Parties,” respectively, to our consolidated financial statements included in this quarterly report. The proceeds from the sale of the Series A preferred stock were used primarily to expand our AWP operations earlier in fiscal year 2008, whereas the proceeds from the issuance of the notes payable were used to alleviate somewhat the loss in working capital resulting from the shutdown of those operations in May 2008. The payments under install purchase agreement relate to the acquisition of a software license by Eclipse, which provides the operating system for the games and back-office systems it develops and markets. The difference in repayments of debt and capital leases is principally due to repayments of a promissory note to a nonrelated party, which was fully amortized by September 2007.

Future Sources and Uses of Cash

As discussed previously, we have undertaken cost saving measures that we expect will significantly offset the lost revenue and cash flow resulting from the shutdown of our AWP business. We also expect that Eclipse will become financially self-sufficient by the end of the first quarter of fiscal year 2009 based on its current sales projections. Based on these expectations, we believe our remaining available cash, the cash flow generated by our bingo supply business and the proceeds from a private placement of common stock we completed on August 28, 2008 will be sufficient to meet our operating needs and other financial obligations in the near term. However, there are no assurances that we will meet the objectives of our cost saving plans or that Eclipse will achieve its sales projections. Nor can we be certain that no other unforeseen events will occur that might materially and adversely affect our financial resources. Additionally, such expectations do not take into consideration the uncertainty regarding future expenses we will incur in defending any actions initiated against us and/or our employees by authorities currently investigating and challenging the legality of our AWP business, which expenses will probably be substantial. Nor do such expectations take into consideration the financial obligation discussed below respecting Eclipse’s recent order for 150 gaming machines. Accordingly, it will probably be necessary for us to issue debt or equity securities or raise working capital through other means, although the legal and other uncertainties currently affecting our business operations might impair our ability to raise additional working capital under terms we consider reasonable.

Certain of the gaming machines confiscated by the authorities were acquired under capitalized lease agreements, which event constitutes defaults under those agreements. On August 11, 2008, we received written notice from the lessor demanding return of the seized machines, which we were not able to comply with due to legal reasons. To date, we have been current with our payment obligations under the leases, and the lessor has not taken any action to exercise other of the remedies provided for in those agreements. However, the lessor has not formally waived any of its rights, which include acceleration of all amounts now and hereinafter payable under the leases, or approximately $985,000 as of August 3, 2008, inclusive of those portions of the lease payments representing future interest and an amount representing our estimated financial obligation to return the seized machines. The total obligation is recognized as obligations under capitalized lease agreements at the consolidated balance sheet as of August 3, 2008 included in this quarterly report.

Immediately after the shutdown of our AWP business, we exercised our options or otherwise took actions to terminate early the leases for all but one of our gaming amusement centers. We currently estimate our total obligation to be approximately $288,000, net of security deposits of approximately $33,000 previously paid, to terminate these lease agreements. Additionally, we are negotiating with certain of the landlords to make such termination payments over time. Additionally, in April 2008, we entered into a sublease for office space adjacent to our corporate offices. After the shutdown of the AWP operations, we abandoned this space together with tenant improvements we had made and modular office furniture we had installed therein. The sublessor has since reoccupied the space, but has not formally waived its rights to seek damages due to our breach of the sublease. Accordingly, we have recognized a liability of approximately $82,000 as of August 3, 2008, which amount reflected the remaining unpaid rentals due under the sublease at the time we abandoned this space.

As of August 3, 2008, we had remaining minimum lease payments (excluding executory costs) of approximately $221,000 under noncancelable lease agreements for our corporate and bingo offices and warehouses. Approximately $111,000 of this amount is payable under lease agreements with entities owned either individually or jointly by certain of our executive officers.

We also had contractual obligations relating to consulting and advertising services, which contracts collectively had a remaining minimum value of $235,000 as of August 3, 2008. The counterparty to one of these contracts with a remaining value of $175,000 has agreed to the indefinite deferral of the payments due under that contract. The counterparty to the other contract recently agreed to a settlement of $20,000, which will be repaid without interest over 20 months beginning on September 30, 2008.

At August 3, 2008, the redemption value of the outstanding prize points on the Ace Advantage Cards was approximately $214,000, for which approximately $160,000 was set aside in an account owned by the bank that issues the cards.

At August 3, 2008, Eclipse had a firm order to acquire 45 machines costing approximately $242,000, which obligation was subsequently paid in full from the proceeds of the common stock we sold on August 28, 2008. In order to meet its current contractual obligations and sales projections, Eclipse placed firm orders on September 2, 2008 and September 12, 2008 for an additional 100 machines and 150 machines, respectively, costing in the aggregate approximately $1.25 million. The order for the 100 machines will be funded from the proceeds of the common shares we sold on August 28, 2008. We are currently exploring several options to finance the 150-machine order, but have not received any binding commitments to date. In March 2008, Eclipse entered into an installment purchase agreement related to the acquisition of a software license, which provides the operating system for the games and back-office systems Eclipse uses in its machines. As of August 3, 2008, the outstanding balance of the installment purchase agreement was $75,000.

On August 28, 2008 we completed a private placement in which we sold an aggregate of 814,817 common shares to seven of our current common stockholders (inclusive of our chairman of the board of directors and two of our executive officers) for cash proceeds of approximately $692,595, or $0.85 per share. The proceeds from the sale were advanced to Eclipse to fund the purchase of certain of the aforementioned gaming machines.

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

Changes in Internal Controls

During the fiscal quarter ended August 3, 2008, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

On May 21, 2008, the Texas Department of Public Safety and other law enforcement agencies simultaneously raided the Company’s amusement gaming centers in Fort Worth, San Antonio, Corpus Christi and Copperas Cove, Texas, and arrested certain of the Company’s amusement gaming center employees, confiscated AWP machines and cash and seized certain of the Company’s bank accounts pursuant to search and arrest warrants executed and served by the Attorney General of Texas and certain local authorities. The affidavits and other court documents upon which the warrants are based allege violations of Texas Penal Code provisions relating to gambling promotion; keeping a gambling place; possession of a gambling device, equipment or paraphernalia; money laundering; and engaging in organized criminal activity relating to the same. To date, no criminal charges have been filed by authorities against the Company or its employees. The Company believes that local authorities are seeking to develop charges against the Company and certain of its employees consistent with the allegations in the search and arrest warrants. The Company believes its AWP operations comply with Texas law and intends to rigorously defend itself and its employees from any charges that may be brought.

As disclosed in our quarterly report on Form 10-QSB for the quarterly period ended May 4, 2008, the Company filed two motions in June 2008 seeking the return of property it believes was wrongfully seized by the State of Texas on May 21, 2008. One motion was filed in the 283rd Judicial District Court in Dallas County, Texas and the other motion was filed in the 187th Judicial District Court in Bexar County, Texas. On June 20, 2008, the Dallas County motion was denied by the 283rd Judicial District Court. A hearing before the 187th Judicial District Court on the Bexar County motion has not been scheduled to date.

Also in June 2008, civil forfeiture proceedings were instituted against the Company’s property in the 408th Judicial District Court in Bexar County and in the 148th Judicial District Court in Nueces County, Texas. The forfeiture proceedings allege that the Company’s property is contraband used in the commission of money laundering under Texas Penal Code Section 34.02 and/or engaging in criminal activity under Texas Penal Code Section 71.02.

On July 2, 2008, the Company filed responsive pleadings in the Bexar County civil forfeiture case. On July 21, 2008, the Company filed motions for a special setting and for a docket control order, both of which were granted by the court. As a result, this trial is scheduled to begin on December 1, 2008. On September 3, 2008, the Company filed a counterclaim in the Bexar County civil forfeiture suit seeking a declaration from the court that the Company’s AWP operations comply with Texas law.

On July 14, 2008, the Company filed responsive pleadings in the Nueces County civil forfeiture case pending before the 148th Judicial District Court. This case is not yet set for trial.

On August 18, 2008, the Company filed a motion in the 283rd Judicial District Court in Dallas County, Texas for the return of certain property belonging to the Company that was seized by local authorities on May 21, 2008. The property included AWP machines that had never been configured to play, AWP machines that had never been played in Texas and AWP machines that were not played in Texas during the State’s investigation. After a hearing on August 25, 2008, the court denied the Company’s motion.

On September 3, 2008, the Company filed a motion in the 283rd Judicial District Court in Dallas County, Texas seeking supervised access to certain property belonging to the Company that was seized by the State on May 21, 2008 for the purpose of making copies or electronic images of that property. The property included electronic and paper business records, records storage devices, general accounting records and original common stock certificates. The court entered an order agreed to by the Company and the State that the Company would have access to certain of its business records and would be allowed to make copies or electronic images of those records.

On September 3, 2008, the Company filed a motion in the 393rd Judicial District Court in Denton County, Texas seeking the return of, or the provision of mirror-image copies of, certain property belonging to the Company that was seized by the State on May 21, 2008. The property included memory storage devices, paperwork, computer equipment and network servers used in the business operations [data processing] of the Company’s wholly owned subsidiary, Assured Stored Value, LP. A hearing on the Company’s motion has been scheduled for September 23, 2008.

On April 30, 2007, the Company gave written notice of its intent to exercise an option to terminate early due to regulatory reasons the lease agreement for a facility in San Antonio. The Company entered into this lease in December 2006 for the purpose of opening a new gaming amusement center in the second quarter of fiscal year 2007. However, as a consequence of the adverse opinion issued by the Attorney General in March 2007, which was issued pursuant to a request by the district attorney where this facility is located, the Company believed that if it proceeded with opening this center, it could possibly face civil and/or criminal charges. Concurrent with exercising the option, the Company paid a termination fee to the landlord, Nilesh Enterprises, Inc. (Nilesh), equal to three months’ rentals, or approximately $83,000, as was provided for in the lease. On December 27, 2007, Nilesh filed suit in Bexar County against the Company and its wholly-owned subsidiary Aces Wired Amusement Center No. 8, L.P. In the lawsuit, Nilesh alleges that the Company breached and wrongfully terminated a commercial lease agreement. Although the Nilesh lawsuit did not specify an amount for damages claimed, the Company had previously received a written demand from Nilesh for similar damages of approximately $319,000. On August 1, 2008, the Company and Nilesh conducted mediation before a former Texas judge, but did not agree to a settlement. A trial date of February 2, 2009 has been set in the 131st District Court in Bexar County.

As disclosed in our quarterly reports on Form 10-QSB for the quarterly periods ended February 3, 2008 and May 4, 2008, the Company is the defendant in a civil case in Potter County, Texas (The State of Texas v. Aces Wired, Inc., Aces Wired Amusement Center #4, LP, Goodtime Action Amusement Partners, et al.) regarding the operation of an amusement center in Amarillo, Texas. The Company anticipates that this case will go to trial in mid-October 2008.

Item 5. Other Information.

Certain Relationships and Related Transactions

During the three-month period ended August 3, 2008, we issued three promissory notes payable to our chairman of the board of directors, our chief executive officer and our chief operating officer in the aggregate amount of $220,000. These transactions are described in more detail at Note 12, “Transactions with Related Parties,” to our consolidated financial statements included at Part I, Item 1 of this quarterly report.

On August 20, 2008, we borrowed an additional $10,000 for working capital purposes from Mr. Gordon T. Graves, our chairman of the board of directors and principal common stockholder. This indebtedness is evidenced by an unsecured, non-amortizing promissory note payable that bears interest at 4.17% and matures on December 31, 2009.

Copies of the promissory notes are included as Exhibits 10.1, 10.2, 10.3 and 10.4 to this quarterly report and are incorporated herein by reference.

Risk Factors

The following additional risk factor should be considered together with the other Risk Factors included in our annual reports filed with the Securities and Exchange Commission.

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

Item 6. Exhibits.

Number	Description

10.1	$200,000 Promissory Note, dated June 2, 2008, between Aces Wired, Inc. and Gordon T. Graves. *

10.2	$10,000 Promissory Note, dated July 1, 2008, between Aces Wired, Inc. and Kenneth Griffith. *

10.3	$10,000 Promissory Note, dated July 1, 2008, between Aces Wired, Inc. and Knowles Cornwell. *

10.4	$10,000 Promissory Note, dated August 20, 2008, between Aces Wired, Inc. and Gordon Graves. *

31.1	Rule 13a-14(a) Certification of Chief Executive Officer. *

31.2	Rule 13a-14(a) Certification of Chief Financial Officer. *

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 Certification. *

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 Certification. *

*	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Aces Wired, Inc.

Date: September 17, 2008	By:	/s/ CHRISTOPHER C. DOMIJAN
Christopher C. Domijan
Executive Vice President, Chief Financial Officer and Secretary